Form 10-Q
period 2008-06-30
ALLIED WASTE INDUSTRIES INC
filed 2008-08-01
CIK 848865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☑
Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding as of July 24, 2008

Common Stock	434,459,574

ALLIED WASTE INDUSTRIES, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	43

Item 4. Controls and Procedures	44

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3. Defaults upon Senior Securities	51

Item 4. Submission of Matters to a Vote of Security Holders	51

Item 5. Other Information	52

Item 6. Exhibits	52

Signatures	53
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-31.1
EX-31.2
EX-32

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts, unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current Assets —
Cash and cash equivalents	$69.4	$230.9
Restricted cash	36.1	26.1
Accounts receivable, net of allowance of $23.6 and $21.2	752.1	691.0
Prepaid and other current assets	85.6	81.9
Deferred income taxes	107.0	128.3

Total current assets	1,050.2	1,158.2
Property and equipment, net	4,528.0	4,430.4
Goodwill	8,020.1	8,020.0
Other assets, net	338.0	340.1

Total assets	$13,936.3	$13,948.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$402.3	$557.3
Accounts payable	477.0	496.8
Current portion of accrued capping, closure, post-closure and environmental costs	92.4	96.0
Accrued interest	92.0	99.6
Other accrued liabilities	553.2	757.7
Unearned revenue	256.7	239.7

Total current liabilities	1,873.6	2,247.1
Long-term debt, less current portion	6,175.8	6,085.6
Deferred income taxes	430.1	400.3
Accrued capping, closure, post-closure and environmental costs, less current portion	803.9	771.4
Other long-term obligations	543.3	538.6
Minority interests	2.4	1.5
Commitments and Contingencies
Stockholders’ Equity —
Series D senior mandatory convertible preferred stock, $0.10 par value, 2.8 million shares authorized, 2.4 million shares issued and outstanding, liquidation preference of $250.00 per share, net of $19.2 million of issuance costs	—	580.8
Common stock; $0.01 par value; 525 million authorized shares; 433.2 million and 370.4 million shares issued and outstanding	4.3	3.7
Additional paid-in capital	3,449.6	2,843.3
Accumulated other comprehensive loss	(29.5)	(29.5)
Retained earnings	682.8	505.9

Total stockholders’ equity	4,107.2	3,904.2

Total liabilities and stockholders’ equity	$13,936.3	$13,948.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$1,582.3	$1,547.5	$3,066.5	$2,992.1
Cost of operations (exclusive of depreciation and amortization shown below)	972.2	964.0	1,920.3	1,886.8
Selling, general and administrative expenses	147.7	163.4	292.1	324.2
Merger related costs	9.0	—	9.0	—
Depreciation and amortization	144.7	141.5	277.5	269.9
Loss from divestitures and asset impairments	5.3	2.4	23.8	1.5

Operating income	303.4	276.2	543.8	509.7
Interest expense and other	106.4	123.0	216.1	294.1

Income from continuing operations before income taxes	197.0	153.2	327.7	215.6
Income tax expense	85.2	62.1	142.8	90.3
Minority interests	0.4	0.1	0.9	—

Income from continuing operations	111.4	91.0	184.0	125.3
Income from discontinued operations, net of tax	—	0.2	—	5.8

Net income	111.4	91.2	184.0	131.1
Dividends on preferred stock	—	(9.3)	(6.2)	(18.7)

Net income available to common shareholders	$111.4	$81.9	$177.8	$112.4

Basic EPS:
Continuing operations	$0.26	$0.22	$0.43	$0.29
Discontinued operations	—	—	—	0.01

Net income available to common shareholders	$0.26	$0.22	$0.43	$0.30

Weighted average common shares	431.5	368.7	411.1	368.2

Diluted EPS:
Continuing operations	$0.25	$0.21	$0.42	$0.29
Discontinued operations	—	—	—	0.01

Net income available to common shareholders	$0.25	$0.21	$0.42	$0.30

Weighted average common and common equivalent shares	445.1	442.9	444.8	381.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities —
Net income	$184.0	$131.1
Discontinued operations, net of tax	—	(5.8)
Adjustments to reconcile net income to cash provided by operating activities—
Provisions for:
Depreciation and amortization	277.5	269.9
Stock-based compensation expense	11.2	10.3
Doubtful accounts	12.4	10.8
Accretion of debt and amortization of debt issuance costs	8.8	10.4
Deferred income tax expense	82.7	71.4
Gain on sale of fixed assets	(6.1)	(5.1)
Non-cash change in merger accruals	8.3	—
Non-cash change in acquisition accruals	(14.8)	(2.2)
Loss from divestitures and asset impairments	23.8	1.5
Write-off of deferred debt issuance costs	—	5.4
Other non-cash items	(3.8)	(1.7)
Change in operating assets and liabilities, excluding the effects of acquisitions—
Accounts receivable, prepaid expenses, inventories and other assets	(77.6)	(34.6)
Accounts payable, accrued liabilities, unearned income and other	(45.4)	(11.5)
Payment related to an IRS matter	(195.7)	—
Capping, closure and post-closure accretion	28.6	27.8
Capping, closure, post-closure and environmental expenditures	(36.4)	(19.9)

Cash provided by operating activities from continuing operations	257.5	457.8

Investing activities —
Cost of acquisitions, net of cash acquired	(0.6)	(72.8)
Proceeds from divestitures, net of cash divested	0.8	70.8
Proceeds from sale of fixed assets	9.8	8.1
Capital expenditures, excluding acquisitions	(356.9)	(365.2)
Capitalized interest	(6.6)	(9.1)
Other	0.6	(0.2)

Cash used for investing activities from continuing operations	(352.9)	(368.4)

Financing activities —
Proceeds from long-term debt, net of issuance costs	557.1	1,179.1
Payments of long-term debt	(715.1)	(1,329.0)
Payments of preferred stock dividends	(9.4)	(18.7)
Net proceeds from sale of common stock, exercise of stock options and other	21.1	18.0
Net receipts from restricted trusts	80.1	44.7

Cash used for financing activities from continuing operations	(66.2)	(105.9)

Discontinued operations —
Provided by operating activities	0.1	0.6
Used for investing activities	—	(2.7)

Cash provided by (used for) discontinued operations	0.1	(2.1)

Decrease in cash and cash equivalents	(161.5)	(18.6)
Cash and cash equivalents, beginning of period	230.9	94.1

Cash and cash equivalents, end of period	$69.4	$75.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Allied Waste Industries, Inc. (Allied, we, us, our or the Company), a Delaware corporation, is the second largest, non-hazardous solid waste management company in the United States, as measured by revenues. We provide non-hazardous solid waste collection, transfer, recycling and disposal services in 38 states and Puerto Rico, geographically identified as the East, Midwest, South and West regions.
The consolidated financial statements include the accounts of Allied, its subsidiaries and certain variable interest entities for which we have determined that we are the primary beneficiary in compliance with Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (revised December 2003). We account for investments in entities in which we do not have a controlling financial interest under either the equity method or cost method of accounting as appropriate. All significant intercompany accounts and transactions are eliminated in consolidation. The December 31, 2007 balance sheet data included herein has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (GAAP). The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and are unaudited. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe that the presentations and disclosures herein are adequate when read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 and our consolidated financial statements for the year ended December 31, 2007 and the related notes thereto included in our Current Report on Form 8-K, filed on May 6, 2008. The consolidated financial statements as of June 30, 2008, and for the three and six months ended June 30, 2008 and 2007 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments (except as otherwise disclosed in the notes) necessary to fairly state the financial position and results of operations for such periods. Operating results for interim periods are not necessarily indicative of the results for full years. For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation.
On June 22, 2008, we entered into a definitive merger agreement with Republic Services, Inc. (Republic) which is expected to be completed in the fourth quarter of 2008. Under the terms of the agreement, our shareholders will receive 0.45 shares of Republic common stock for each share of Allied common stock held. In completing the transaction, Republic is expected to issue approximately 195.5 million shares of common stock to Allied shareholders, representing approximately 52% ownership of the combined company on a diluted basis. During the three and six months ended June 30, 2008, we recorded a charge of $9.0 million of merger related costs, primarily financial advisor and legal fees. These costs are reported as “Merger related costs” on the consolidated statements of operations. On July 14, 2008, Waste Management, Inc. (Waste Management) announced an unsolicited offer to acquire Republic. On July 18, 2008, Republic announced that it would not engage in discussions with Waste Management because the offer could not reasonably be expected to be superior to the Republic-Allied merger. We cannot, however, assure you Waste Management will not make another offer or that such offer will not result in the termination of the Republic-Allied merger agreement.
For the description of our significant accounting policies, see Note 1, Organization and Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements for the year ended December 31, 2007 in our Annual Report on Form 10-K and in our Current Report on Form 8-K, filed on May 6, 2008 .

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently issued accounting pronouncements -
In May 2008, the FASB directed the FASB Staff to issue FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 is effective for financial statements issued and for fiscal years and interim periods after December 15, 2008. Early adoption is not permitted. We are currently evaluating the potential impact that FSP APB 14-1 may have on our financial position and results of operations.
In April 2008, the FASB directed the FASB Staff to issue FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted. We believe the impact of adopting FSP FAS 142-3 will not have a material effect on our financial position or results of operations.
In February 2008, the FASB issued FSP SFAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP SFAS 140-3). The objective of FSP SFAS 140-3 is to provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing. Under the guidance in FSP SFAS 140-3, there is a presumption that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (i.e., a linked transaction) for purposes of evaluation under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140). If certain criteria are met, however, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS 140. FSP SFAS 140-3 is effective on December 1, 2008. We are currently evaluating the potential impact that FSP SFAS 140-3 may have on our financial position and results of operations.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)) which replaces SFAS No. 141, Business Combinations (SFAS 141). The scope of SFAS 141(R) is broader than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) requires the acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their respective fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) requires acquisition costs to be expensed as incurred and restructuring costs relating to the acquired businesses to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. SFAS 141(R) generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
potential impact that the implementation of SFAS 141(R) may have on our financial position and results of operations.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires noncontrolling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, are required to be measured at fair value, with any gain or loss recognized in earnings. Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sale transactions with noncontrolling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of noncontrolling interests are to be recognized as an adjustment to the parent interest’s equity. SFAS 160 is effective for fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the potential impact that the implementation of SFAS 160 may have on our financial position and results of operations.
In March 2007, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-10 (EITF 06-10), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements, which provides guidance to help companies determine whether a liability for the postretirement benefits associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS 106 (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. We have one life insurance policy which is subject to the provisions of this new pronouncement. We recognized the effects of applying the EITF 06-10 as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of January 1, 2008. In accordance with EITF 06-10, we recorded a liability for the present value of the future premiums to be paid to maintain the life insurance policy and adjusted the cash surrender value asset to reflect the total amount of cash we are entitled to at the maturity of the agreement or death of the owner. The $0.9 million difference between the recorded liability for the remaining premium payments (totaling $1.3 million, net of tax) and the adjustment necessary to update the expected cash flows from the policy ($0.4 million) was recognized as an adjustment to retained earnings as of January 1, 2008.
In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. If elected, SFAS 159 was effective beginning January 1, 2008. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but were not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. We elected not to measure any financial instruments or other items at fair value as of January 1, 2008 in accordance with SFAS 159.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 required an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income. We adopted the recognition provisions of this standard effective December 31, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the employer’s year-end reporting date. The measurement date provisions of SFAS 158 are effective for us for the year ending December 31, 2008. We plan on utilizing the “one measurement” approach under which we measured our benefit obligations as of September 30, 2007 and will recognize the net benefit expense for the transition period from October 1, 2007 to

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 in retained earnings as of December 31, 2008, net of related tax effects. We do not expect the adoption of the measurement date provisions of SFAS 158 to have a material impact on our financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements; however, for some entities, the application of SFAS 157 will change current practice. SFAS 157 was effective for us on January 1, 2008; however, in February 2008, the FASB issued FSP No. SFAS 157-2 (FSP 157-2) which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. The adoption of SFAS 157 effective January 1, 2008 with respect to our financial assets and liabilities did not have a material impact on our consolidated financial statements. We intend to adopt the provisions of SFAS 157 with respect to our non-financial assets and non-financial liabilities effective January 1, 2009 pursuant to the requirements of FSP 157-2, and are currently evaluating the potential impact on our financial position and results of operations.
2. Acquisitions and Divestitures
Acquisitions -
There were no material acquisitions completed during the six months ended June 30, 2008. During the first quarter of 2007, we acquired collection operations, two transfer stations and a landfill in our West region for total consideration of $61.7 million. These acquisitions were reflected in our operations since the effective date of the acquisition. The pro forma effect of these acquisitions, individually and collectively, was not material.
Discontinued Operations -
During 2007, we divested operations in our South region in the first quarter and in our Midwest region in the third quarter and have reported such divestitures as discontinued operations on our consolidated financial statements for 2007. Results for the discontinued operations are as follows (in millions):

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
Revenues (1)	$13.2	$42.3

Income before tax	$0.7	$3.5
Gain on divestiture	—	11.5
Income tax expense	0.5	9.2

Discontinued operations, net of tax	$0.2	$5.8

(1)	Includes revenue from divisions not part of the disposal group, which were treated as intercompany revenues prior to the divestiture, of $0.5 million and $1.1 million for the three and six months ended June 30, 2007, respectively.
Discontinued operations for the six months ended June 30, 2007 included a gain on sale of the operations divested in the first quarter of approximately $11.5 million ($3.8 million, net of tax), including divested goodwill of $39.2 million. Discontinued operations for the three and six months ended June 30, 2007 also included pre-tax income from operations of $0.7 million ($0.2 million income, net of tax), and $3.5 million ($2.0 million income, net of tax), respectively, relating to the operations divested in both the first and third quarters of 2007.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Property and Equipment
The following tables show the activity and balances related to property and equipment from December 31, 2007 through June 30, 2008 (in millions):

	Property and Equipment
	Balance at		Sales	Acquisitions,	Transfers	Balance at
	December 31,	Capital	and	Net of	and	June 30,
	2007	Additions	Retirements	Divestitures	Other(1)	2008
Land and improvements	$486.2	$3.7	$(0.5)	$—	$(74.1)	$415.3
Land held for permitting as landfills	97.8	10.7	—	—	(2.7)	105.8
Landfills	4,461.7	93.2	—	—	97.7	4,652.6
Buildings and improvements	536.8	16.9	(2.1)	—	2.4	554.0
Vehicles and equipment	2,354.8	202.6	(70.7)	(0.2)	0.2	2,486.7
Containers and compactors	993.6	26.0	(12.7)	0.1	0.4	1,007.4
Furniture and office equipment	64.5	3.8	(0.9)	—	—	67.4

Total	$8,995.4	$356.9	$(86.9)	$(0.1)	$23.9	$9,289.2

	Accumulated Depreciation and Amortization
		Depreciation
	Balance at	and	Sales	Acquisitions,	Transfers	Balance at
	December 31,	Amortization	and	Net of	and	June 30,
	2007	Expense	Retirements	Divestitures	Other(1)	2008
Land and improvements	$(42.3)	$(2.0)	$0.1	$—	$24.0	$(20.2)
Landfills	(2,268.2)	(113.6)	—	—	(25.0)	(2,406.8)
Buildings and improvements	(188.9)	(12.5)	1.5	—	(0.1)	(200.0)
Vehicles and equipment	(1,335.9)	(106.7)	67.7	0.2	(1.3)	(1,376.0)
Containers and compactors	(689.9)	(38.8)	12.6	—	—	(716.1)
Furniture and office equipment	(39.8)	(3.2)	0.9	—	—	(42.1)

Total	$(4,565.0)	$(276.8)	$82.8	$0.2	$(2.4)	$(4,761.2)
Property and equipment, net	$4,430.4	$80.1	$(4.1)	$0.1	$21.5	$4,528.0

(1)	Net amount primarily relates to $6.6 million of capitalized interest and $14.5 million relating to changes in landfill retirement obligation assets for recognition of and adjustments to capping, closure and post-closure costs (see Note 6 Landfill Accounting).
Maintenance and repair expenses charged to cost of operations for the three and six months ended June 30, 2008 were $118.5 million and $232.6 million, respectively, and $121.5 million and $242.0 million for the same periods in 2007, respectively. We recognized net pre-tax gains on the disposal of fixed assets for the three and six months ended June 30, 2008 of $4.7 million and $6.1 million, respectively, and $3.1 million and $5.1 million for same periods in 2007, respectively.
4. Goodwill
The following table shows the activity and balances related to goodwill by reporting unit from December 31, 2007 through June 30, 2008, reflecting the reallocation among regions related to the changes in our regional organization structure that occurred in the first quarter of 2008 (in millions):

	Balance at				Balance at
	December 31,				June 30,
	2007	Acquisitions	Divestitures	Adjustments(1)	2008
East	$2,411.2	$—	$—	$—	$2,411.2
Midwest	2,083.7	—	—	0.2	2,083.9
South	1,861.9	—	—	—	1,861.9
West	1,663.2	—	—	(0.1)	1,663.1

Total	$8,020.0	$—	$—	$0.1	$8,020.1

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Long-term Debt
Long-term debt at June 30, 2008 and December 31, 2007 consists of the amounts listed in the following table. The effective interest rate includes our interest cost incurred, amortization of deferred financing cost and amortization or accretion of discounts or premiums (in millions, except percentages).

	Debt Balance at		Effective Interest Rate
	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007
2005 Revolver due 2012, ABR borrowings*	$—	$—	5.50%	7.75%
2005 Revolver due 2012, LIBOR borrowings*	—	—	4.28	6.20
2005 Term Loan due 2014	806.7	806.7	4.41	6.75
Receivables secured loan	400.0	393.7	3.90	6.37
6.375% senior notes due 2008	—	161.0	—	8.34
6.50% senior notes due 2010	350.0	350.0	6.76	6.76
5.75% senior notes due 2011	400.0	400.0	6.00	6.00
6.375% senior notes due 2011	275.0	275.0	6.63	6.63
7.875% senior notes due 2013	450.0	450.0	8.09	8.09
6.125% senior notes due 2014	425.0	425.0	6.30	6.30
7.25% senior notes due 2015	600.0	600.0	7.43	7.43
7.125% senior notes due 2016	595.8	595.6	7.38	7.38
6.875% senior notes due 2017	750.0	750.0	7.04	7.04
9.25% debentures due 2021	96.6	96.5	9.47	9.47
7.40% debentures due 2035	297.9	296.7	8.03	8.03
4.25% senior subordinated convertible debentures due 2034	230.0	230.0	4.34	4.34
7.375% senior unsecured notes due 2014	400.0	400.0	7.55	7.55
Solid waste revenue bond obligations, principal payable through 2031**	487.5	397.5	5.20	6.12
Notes payable to individuals, a municipality and a commercial company, interest rates of 7.125% to 11.25%, and principal payable through 2014, secured by vehicles, equipment, real estate or accounts receivable**	1.1	1.2	7.98	7.97
Obligations under capital leases of vehicles and equipment **	11.3	12.3	8.80	8.78
Notes payable to an individual and a commercial company, interest rates of 5.99% to 6.00%, principal payable through 2010, unsecured**	1.2	1.7	6.00	6.00

Total debt **	6,578.1	6,642.9	6.41	6.96
Less: Current portion	402.3	557.3

Long-term portion	$6,175.8	$6,085.6

*	Excludes fees

**	Reflects weighted average interest rate
2008 Financings -
In May 2008, we renewed our $400 million accounts receivable securitization program, which matures in May 2009. The annual effective interest rate associated with our securitization program was 3.9% at June 30, 2008. We also issued $56.2 million variable rate, unsecured tax-exempt bonds maturing in 2020, the proceeds from which are utilized to finance qualifying expenditures at our landfills, transfer and hauling facilities. The annual effective interest rate associated with the tax-exempt bonds was 3.5% at June 30, 2008.
In January 2008, we repaid at maturity $161.2 million of 6.375% senior notes due 2008 with available cash. We also completed an offering of $33.9 million variable rate, unsecured tax-exempt bonds maturing in 2024. The annual effective interest rate associated with these bonds was 3.3% at June 30, 2008. Proceeds from the tax-exempt bonds are used to finance qualifying expenditures at our landfills, transfer and hauling facilities.
2005 Credit Facility -
At June 30, 2008, we had a senior secured credit facility, referred to as the 2005 Credit Facility, that included: (i) a $1.575 billion Revolving Credit Facility due March 2012 (the 2005 Revolver), (ii) a $806.7 million Term Loan B due March 2014, referred to as the 2005 Term Loan, (iii) a $485 million Institutional Letter of Credit Facility due March 2014, and (iv) a $25 million Incremental Revolving Letter of Credit Facility due March 2012. Of the $1.575 billion available under the 2005 Revolver, the entire amount may be used to support the issuance of letters of credit. At June 30, 2008, we had no borrowings outstanding and $425.8 million in letters of credit drawn on the 2005 Revolver, leaving approximately $1.149 billion capacity available under the 2005 Revolver. Both the $25

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million Incremental Revolving Letter of Credit Facility and $485 million Institutional Letter of Credit Facility were fully utilized at June 30, 2008.
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
Receivables secured loans -
We have an accounts receivable securitization program that allows us to borrow up to $400 million on a revolving basis under a loan agreement and a 364-day liquidity facility secured by receivables. If we are unable to renew the liquidity facility when it matures on May 29, 2009, we will refinance any amounts outstanding with a portion of our 2005 Revolver or with other long-term borrowings. Although we intend to renew the liquidity facility on May 29, 2009, and do not expect to repay the amounts within the next twelve months, the loan is classified as current because it has a contractual maturity of less than one year.
The borrowings are secured by our accounts receivable that are owned by a wholly-owned and fully consolidated subsidiary. This subsidiary is a separate corporate entity whose assets, or collateral securing the borrowings, are available first to satisfy the claims of the subsidiary’s creditors. At June 30, 2008 and December 31, 2007, the total amount of accounts receivable (gross) serving as collateral securing the borrowing were $570.2 million and $532.5 million, respectively. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement 125, the securitization program is accounted for as a secured borrowing with a pledge of collateral. The receivables and debt obligation remain on our consolidated balance sheet. At June 30, 2008 and December 31, 2007, we had outstanding borrowings under this program of $400.0 million and $393.7 million, respectively. The borrowings under this program bear interest at the financial institution’s commercial paper rate plus an applicable spread and interest is payable monthly.
Debt covenants -
We are not subject to any minimum net worth covenants. At June 30, 2008, our EBITDA(1)/Interest ratio was 3.33:1 compared to the 2.25:1 minimum required by the covenants under our 2005 Credit Facility and Total Debt/EBITDA(1) ratio was 3.89:1 compared to the 5.50:1 maximum required by the covenants under our 2005 Credit Facility.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Failure to comply with the financial and other covenants under our 2005 Credit Facility, as well as the occurrence of certain material adverse events, would constitute defaults and would allow the lenders under the 2005 Credit Facility to accelerate the maturity of all indebtedness under the related agreement. This could also have an adverse impact on the availability of financial assurance for the obligations discussed in Note 12. In addition, maturity acceleration on the 2005 Credit Facility constitutes an event of default under our other debt instruments, including our senior notes and which would also be subject to acceleration of maturity. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under the 2005 Credit Facility for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the 2005 Credit Facility or raise sufficient capital on acceptable terms and conditions to repay such obligations in the event the maturities are accelerated. At June 30, 2008, we were in compliance with all applicable covenants.
Guarantees -
We, and substantially all of our subsidiaries, are jointly and severally liable for the obligations under the 6.50% senior notes due 2010, the 5.75% senior notes due 2011, the 6.375% senior notes due 2011, the 7.875% senior notes due 2013, the 6.125% senior notes due 2014, the 7.375% senior unsecured notes due 2014, the 7.25% senior notes due 2015, the 7.125% senior notes due 2016 and the 6.875% senior notes due 2017 issued by Allied Waste North America, Inc. (Allied NA) and the 2005 Credit Facility through unconditional guarantees issued by us and our current and future subsidiaries. We and Allied NA, our wholly-owned subsidiary are jointly and severally liable for the obligations under the 9.25% debentures due 2021 and the 7.40% debentures due 2035 issued by BFI through unconditional guarantees. We are also jointly and severally liable for the obligations under the $20.0 million 5.15% unsecured tax-exempt bonds due 2015, the $56.8 million 5.20% unsecured tax-exempt bonds due 2018 and the $30.0 million variable rate unsecured tax-exempt bonds due 2017, issued by Allied NA, through unconditional guarantees. Certain other debt issued by us or our subsidiaries may also be guaranteed by us or our subsidiaries. At June 30, 2008, the maximum potential amount of future payments under the guarantees is the outstanding amount of the debt identified above and the amount for letters of credit issued under the 2005 Credit Facility. In accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), the guarantees are not recorded in our consolidated financial statements as they represent parent-subsidiary guarantees. We do not guarantee any third party debt.
Collateral -
Our 2005 Credit Facility is secured by the stock of substantially all of our subsidiaries and a security interest in substantially all of our assets. A portion of the collateral that collateralizes the 2005 Credit Facility is shared as collateral with the holders of certain of our senior secured notes and debentures.
The senior secured notes and debentures are collateralized by the stock of substantially all of the Browning-Ferris Industries, LLC (BFI) subsidiaries along with certain other Allied subsidiaries and a security interest in the assets of BFI, its domestic subsidiaries and certain other Allied subsidiaries. As of June 30, 2008, the book value of the assets of the subsidiaries that serve as collateral for these notes and debentures was approximately $9.0 billion, which represents approximately 65% of our consolidated total assets.
Interest expense and other -
Interest expense and other includes interest paid to third parties for our debt obligations (net of amounts capitalized), interest income, amortization or accretion of debt discounts or premiums, amortization of debt issuance costs and costs incurred to early extinguish debt.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest expense and other includes the following components (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest expense	$106.0	$124.0	$216.2	$250.7
Interest income	(0.7)	(1.3)	(2.3)	(1.9)
Interest capitalized for development projects	(3.2)	(4.7)	(6.6)	(9.1)
Accretion of debt and amortization of debt issuance costs	4.3	5.0	8.8	10.4
Costs incurred to early extinguish debt	—	0.8	—	46.2
Interest expense allocated to discontinued operations	—	(0.8)	—	(2.2)

Total interest expense and other	$106.4	$123.0	$216.1	$294.1

Derivative instruments and hedging activities -
Our policy requires that no less than 70% of our debt be at a fixed rate, either directly or effectively through interest rate swap contracts. In order to adhere to the policy, we have from time to time entered into interest rate swap contracts for the purpose of hedging variability of interest expense and interest payments on our long-term variable rate bank debt and maintaining a mix of fixed and floating rate debt. Our strategy is to use interest rate swap contracts when such transactions will serve to reduce our aggregate exposure and meet the objectives of our interest rate risk management policy. These contracts are not entered into for trading purposes. We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility.
At June 30, 2008, approximately 79% of our debt was at fixed rate and 21% had variable interest rates. We had no interest rate swap contracts or other derivative and hedging activities at June 30, 2008.
6. Landfill Accounting
Landfill accounting -
We have a network of 158 owned or operated active landfills with a net book value of approximately $2.2 billion at June 30, 2008. In addition, we own or have responsibility for 116 closed landfills.
Landfill assets -
We recorded asset impairment charges totaling $5.1 million and $24.1 million during the three and six months ended June 30, 2008, respectively, which are included in “Loss from divestitures and asset impairments” on the consolidated statement of operations. Asset impairment charges during 2008 consist of a $5.1 million charge related to a landfill closure in the Midwest region in the second quarter as well as a $17.8 million charge recorded during the first quarter associated with another landfill closure in the Midwest region, for which we had previously recognized an impairment charge of $24.5 million in the third quarter of 2007. This landfill was managed by a third party under a partnership agreement until February 2007 when we assumed operator responsibilities. We have recorded our related capping, closure and post closure accruals at amounts which we believe are adequate based on currently existing information; however, as the closure process continues and additional information becomes known, our estimated costs may change.
The following is a rollforward of our investment in our landfill assets excluding project costs and land held for permitting as landfills (in millions):

Capping,
	Net Book Value of	Landfill	Closure and
Net Book Value at	Landfills Acquired,	Development	Post Closure	Landfill		Net Book Value at
December 31, 2007	Net of Divestitures	Costs	Accruals (1)	Amortization	Other(2)	June 30, 2008

$2,193.5	$—	$99.8	$38.4	$(113.6)	$27.7	$2,245.8

(1)	Includes an increase in both the landfill retirement obligation and the related landfill asset resulting from changes in the long-term closure and post-closure costs associated with two of our landfills in the Midwest region, for which we recognized the related pre-tax impairment charges of $22.9 million during the six months ended June 30, 2008.

(2)	Other primarily consists of the aforementioned impairment charge of $22.9 million and an impairment adjustment of a landfill in our East region for $1.0 million, partially offset by a $49.2 million transfer from land improvements to landfill.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We expensed approximately $63.1 million and $60.4 million, or an average of $3.49 and $3.13 per ton consumed, related to landfill amortization during the three months ended June 30, 2008 and 2007, respectively. We expensed approximately $113.6 million and $109.5 million, or an average of $3.30 and $2.99 per ton consumed, related to landfill amortization during the six months ended June 30, 2008 and 2007, respectively.
Capping, closure and post-closure -
Accretion expense for capping, closure and post-closure for the three months ended June 30, 2008 and 2007 was $14.7 million and $14.0 million, respectively, or an average of $0.81 and $0.72 per ton consumed, respectively. Accretion expense for capping, closure and post-closure for the six months ended June 30, 2008 and 2007 was $28.6 million and $27.8 million, respectively, or an average of $0.83 and $0.76 per ton consumed, respectively.
Environmental costs -
Our ultimate liabilities for environmental matters may differ from the estimates determined in our assessments to date. We have determined that the recorded undiscounted liability for environmental matters as of June 30, 2008 and December 31, 2007 of approximately $177.0 million and $189.6 million, respectively, represents the most probable outcome of these matters. Using the high end of our estimate of the reasonably possible range, the outcome of these matters would result in approximately $15.9 million and $17.2 million of additional liability at June 30, 2008 and December 31, 2007, respectively. There were no significant environmental recovery receivables outstanding as of June 30, 2008.
The following table shows the activity and balances related to our environmental and capping, closure and post-closure accruals related to open and closed landfills from December 31, 2007 through June 30, 2008 (in millions):

	Balance at				Balance at
	December 31,	Accretion			June 30,
	2007	Expense	Other(1) (2)	Payments	2008
Environmental accruals	$189.6	$—	$(1.3)	$(11.3)	$177.0
Open landfills capping, closure, and post-closure accruals	452.1	17.6	(41.6)	(4.8)	423.3
Closed landfills capping, closure, and post-closure accruals	225.7	11.0	79.6	(20.3)	296.0

Total	$867.4	$28.6	$36.7	$(36.4)	$896.3

(1)	Amount in environmental accruals relates to changes in estimated costs of $10.6 million, principally associated with an existing Superfund site in the East region and two landfills in the Midwest region. Amount also includes a $12.2 million favorable adjustment resulting from the resolution of an environmental obligation at a closed landfill in the East region.

(2)	Amounts for open and closed landfills primarily relate to $45.7 million reclassification from open to closed landfill capping, closure and post-closure liabilities as well as revisions in estimated closure and post-closure costs of $23.6 million and $7.7 million associated with two landfills in the Midwest region and a closed landfill in the in the East region.
7. Income Taxes
As of June 30, 2008, we had unrecognized tax benefits of $529 million. If these benefits were recognized before December 31, 2008, $13 million would favorably impact our effective tax rate with the majority of the remaining benefits reducing goodwill. Subsequent to December 31, 2008, the recognition of such benefits would favorably impact our effective tax rate under the requirements of SFAS 141(R). As a result of the expected completion by the Appeals Office of the Internal Revenue Service (IRS) of its review of our 1998 and 1999 federal income tax returns, and anticipated state tax related settlements, the amount of unrecognized tax benefits may decrease by approximately $30 to $40 million during the next twelve months.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We recognize interest and penalties relating to income tax matters as a component of income tax expense. As of June 30, 2008, we have accrued $135 million for interest and $2 million for penalties relating to income tax matters, including $14 million of interest accrued during the six months ended June 30, 2008.
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
In July 2006, while the Court of Federal Claims case was pending, we discovered what we construed to be a jurisdictional defect in the case that could have prevented our recovery of the refund amounts claimed even if we would have been successful on the underlying merits. Accordingly, on September 12, 2006, we filed a motion to dismiss the case without prejudice on jurisdictional grounds. On March 2, 2007, the Court of Federal Claims granted our motion dismissing the case. Thereafter, on July 6, 2007, the government appealed the decision to the United States Court of Appeals for the Federal Circuit (Federal Circuit). On April 16, 2008, the Federal Circuit reversed the lower court’s decision and remanded the case back to the Court of Federal Claims for further proceedings. On May 15, 2008, we filed a petition for panel rehearing with the Federal Circuit, requesting that the court reconsider its ruling. On June 8, 2008, the Federal Circuit denied our petition. To date there have been no further proceedings in the Court of Federal Claims subsequent to the remand to that court.
If the capital loss deduction is fully disallowed, we estimate that it would have an impact of approximately $431 million ($360 million net of tax benefit) related to federal taxes, state taxes and interest. This amount has been fully accrued for on our consolidated balance sheet. Because of the interest rate assessed on this matter, we have previously paid the IRS $224 million ($191 million net of tax benefit) for tax and interest related to the capital loss deductions taken on the 1999 income tax returns. Later in 2008, we expect to pay the IRS and state tax authorities approximately $160 million ($124 million net of tax benefit) for tax and interest related to capital loss deductions

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
taken on our 2000 — 2003 income tax returns. These payments do not represent a settlement with respect to the potential tax, interest or penalty related to this matter, nor do they prevent us from contesting the IRS tax adjustment applicable to our 1999 — 2003 taxable years in a federal refund action. The remaining impact of the capital loss disallowance, $47 million ($45 million net of tax benefit), will likely be paid in the normal course of future audit cycles for the tax years 2004 and beyond.
Additionally, the IRS and state authorities could ultimately impose penalties and penalty interest for any amount up to approximately $124 million, net of tax benefit, as of June 30, 2008, neither of which has been accrued on our consolidated balance sheet.
Exchange of partnership interests. In April 2002, we exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly-owned subsidiaries. Although we have not yet received a formal notice of proposed adjustment, the IRS is contending that the exchange was a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $160 million plus accrued interest through June 30, 2008 of approximately $43 million ($27 million, net of tax benefit). Also, the IRS could propose a penalty of up to 40% of the additional income tax due. The potential tax and interest (but not penalties) of a full adjustment for this matter has been fully reserved on our consolidated balance sheet at June 30, 2008.
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
We plan to contest this issue at the Appeals Office of the IRS. We believe we have several meritorious defenses, including the fact that methane gas is not actively produced for sale by us but rather arises naturally in the context of providing disposal services. Therefore, we believe that the subsequent resolution of this issue will not have a material adverse impact on our consolidated liquidity, financial position or results of operations.
8. Employee Benefit Plans
Components of net periodic benefit cost -
The following tables provide the components of net periodic benefit cost for the BFI Pension Plan and the supplemental executive retirement plan (SERP) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
BFI Pension Plan:	2008	2007	2008	2007
Service cost	$0.1	$—	$0.2	$0.1
Interest cost	5.2	5.3	10.4	10.5
Expected return on plan assets	(8.1)	(7.4)	(16.2)	(14.9)
Recognized net actuarial loss	0.2	1.2	0.5	2.5

Net periodic benefit cost	$(2.6)	$(0.9)	$(5.1)	$(1.8)

	Three Months Ended June 30,		Six Months Ended June 30,
SERP:	2008	2007	2008	2007
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	0.2	0.2	0.4	0.4
Amortization of prior service cost	0.1	0.2	0.1	0.4

Net periodic benefit cost	$0.5	$0.6	$0.9	$1.2

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We do not have current plan financial information from the plan administrators, but based on the information available to us, we believe that some of the multi-employer plans to which we contribute are underfunded. Additionally, the Pension Protection Act, enacted in August 2006, will require underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding, perhaps beginning as soon as 2008. Until the plan trustees develop the funding improvement plans or rehabilitation plans as required by the Pension Protection Act, we are unable to determine the amount of additional future contributions, if any. Accordingly, we cannot determine at this time the impact of the Pension Protection Act on our consolidated liquidity, financial position or results of operations.
Furthermore, under current law regarding multi-employer benefit plans, a plan’s termination, our voluntary withdrawal, or the mass withdrawal of all contributing employers from any under-funded multi-employer pension plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. We do not currently believe a mass withdrawal of employers contributing to these plans is probable or that any of the plans will terminate in the near future.
Our pension expense for multi-employer plans was $6.4 million and $6.0 million for the three months ended June 30, 2008 and 2007, respectively, and $12.7 million and $11.8 million for the six months ended June 30, 2008 and 2007, respectively.
9. Stockholders’ Equity
Series D senior mandatory convertible preferred stock -
Effective March 1, 2008, each of the outstanding shares of our Series D preferred stock automatically converted into 25.3165 shares of our common stock pursuant to the terms of the certificate of designations governing the Series D preferred stock. This increased our common shares outstanding by approximately 60.7 million shares and eliminated annual cash dividends of $37.5 million.
The conversion rate, pursuant to the terms set forth in the certificate of designations, was equal to $250.00 divided by $9.88 (the threshold appreciation price), as the average of the closing prices per share of our common stock on each of the 20 consecutive trading days ending on February 27, 2008 (the third trading day preceding the conversion date) was greater than the threshold appreciation price. Each holder of Series D preferred stock on the applicable record date received a cash payment equal to the amount of accrued and unpaid dividends. As a result of the automatic conversion, we will no longer pay any future quarterly dividends in cash or stock with respect to the Series D preferred stock. Each holder of Series D preferred stock on the conversion date received cash in lieu of any fractional shares of common stock issued upon conversion of the Series D preferred stock.
Accumulated other comprehensive loss -
Accumulated other comprehensive loss related to our defined benefit plans was $29.5 million, net of tax, at both June 30, 2008 and December 31, 2007. The amounts are included in stockholders’ equity.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comprehensive income -
We had no items impacting comprehensive income other than net income for the three and six months ended June 30, 2008 and 2007.
10. Net Income Per Common Share
Net income per common share from continuing operations is calculated as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008		2007
Basic earnings per share computation:
Income from continuing operations	$111.4	$91.0	$184.0		$125.3
Less: dividends on preferred stock	—	(9.3)	(6.2)		(18.7)

Income from continuing operations available to common shareholders	$111.4	$81.7	$177.8		$106.6

Weighted average common shares outstanding	431.5	368.7	411.1		368.2

Basic earnings per share from continuing operations	$0.26	$0.22	$0.43		$0.29

Diluted earnings per share computation:
Income from continuing operations	$111.4	$91.0	$184.0		$125.3
Less: dividends on preferred stock	—	—	—		(18.7)
Add back: Interest expense on senior subordinated convertible debentures, net of tax	1.5	1.5	3.0		2.9

Income from continuing operations available to common shareholders	$112.9	$92.5	$187.0		$109.5

Weighted average common shares outstanding	431.5	368.7	411.1		368.2
Dilutive effect of stock awards	2.3	2.1	2.4		2.0
Dilutive effect of senior subordinated convertible debentures	11.3	11.3	11.3		11.3
Dilutive effect of Series D preferred stock	—	60.8	20.0	(1)	—

Weighted average common and common equivalent shares outstanding	445.1	442.9	444.8		381.5

Diluted earnings per share from continuing operations	$0.25	$0.21	$0.42		$0.29

(1)	Reflects the portion of common shares issued in connection with the conversion of Series D preferred stock on March 1, 2008 which was not included in the weighted average common shares outstanding for the period.
In calculating earnings per share, we have not assumed conversion of the following securities into common shares since the effects of those conversions would be anti-dilutive (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock options	6.6	4.5	10.2	4.5
Series D preferred stock	—	—	—	60.8
11. Commitments and Contingencies
Litigation -
We are subject to extensive and evolving laws and regulations and have implemented our own safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may impact earnings and cash flows for a particular period. We accrue for legal matters and regulatory compliance contingencies when such costs are probable and can be reasonably estimated. Although the ultimate outcome of any legal matter cannot be predicted with certainty, except as described in the discussion of our outstanding tax matters with the IRS (see Note 7, Income Taxes), we do not

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
believe that the outcome of our pending legal and administrative proceedings will have a material adverse impact on our consolidated liquidity, financial position or results of operations.
A consolidated amended class action complaint was filed against us and five of our current and former officers on March 31, 2005 in the U.S. District Court for the District of Arizona, consolidating three lawsuits previously filed on August 9, 2004, August 27, 2004 and September 30, 2004. The amended complaint asserted claims against all defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and claims against the officers under Section 20(a) of the Securities Exchange Act. The complaint alleged that from February 10, 2004 to September 13, 2004, the defendants caused false and misleading statements to be issued in our public filings and public statements regarding our anticipated results for fiscal year 2004. The lawsuit sought an unspecified amount of damages. We filed a motion to dismiss the complaint on May 2, 2005. On December 15, 2005, the U.S. District Court for the District of Arizona granted our motion and dismissed the lawsuit with prejudice. The plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. The appeal was fully briefed and oral argument before the Court of Appeals was held on April 17, 2008. On April 29, 2008, the U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal with prejudice. The due date for plaintiffs to file a petition for a writ of certiorari to the U.S. Supreme Court was July 28, 2008; we have not been served with such petition and plaintiffs’ counsel stated that plaintiffs did not file one.
In the normal course of conducting our landfill operations, we are involved in legal and administrative proceedings relating to the process of obtaining and defending the permits that allow us to operate our landfills.
In September 1999, neighboring parties and others filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from a dispute years earlier related largely to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 1.6 million tons at June 30, 2008. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a Texas state trial court in the civil lawsuit issued a judgment, including an injunction that effectively revoked the expansion permit that was granted by the TCEQ in 2001 because it would require us to operate the landfill according to a prior permit granted in 1988 as well as comply with other requirements that the plaintiffs had requested. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001. In the administrative expansion permit proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.
In April 2006, the Texas Court of Appeals ruled on the civil litigation. The Court dissolved the injunction granted in 2003, which would have effectively prevented us from operating the landfill under the expansion permit and potentially required the relocation of over 2 million tons of waste at cost exceeding $50 million, but also required us to pay a damage award of approximately $2 million plus attorney’s fees and interest. On April 27, 2006, all parties filed motions for rehearing, which were denied by the Texas Court of Appeals. Subsequently, all parties filed petitions for review to the Texas Supreme Court. On November 28, 2007, the Texas Supreme Court denied the petitions for review. On October 29, 2007, two petitioners, North Alamo Water Supply Company (North Alamo) and Engelman Irrigation District (Engelman), filed a motion for re-hearing. On January 11, 2008, the Court denied the petitioners’ motion for re-hearing. We have made payments to Engelman and Hidalgo County and obtained releases of the judgment from those entities. We have paid North Alamo the damages award due under the judgment, but the amount of the attorney’s fees award owed to North Alamo is the subject of continued litigation in the Texas state trial court.
On March 14, 2006, our wholly-owned subsidiary, BFI Waste Systems of Mississippi, LLC, received a Notice of Violation from the Environmental Protection Agency (EPA) alleging that it was in violation of certain Clean Air Act provisions governing Federal Emissions Guidelines for Municipal

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Solid Waste Landfills, New Source Performance Standards for Municipal Solid Waste Landfills, and the facility operating permit at its Little Dixie Landfill. The majority of these alleged violations involve the failure to file reports or permit applications, including but not limited to design capacity reports, non-methane organic compound (NMOC) emission rate reports and collection and control system design plans, with the EPA in a timely manner. If we had been found to be in violation of such regulations we could have been subject to remedial action under EPA regulations, including monetary sanctions of up to $32,500 per day. By letter dated January 17, 2007, the EPA notified us that it had referred the matter to the U.S. Department of Justice (DOJ) for purposes of bringing an enforcement action and invited us to engage in settlement negotiations. On June 6, 2008, the U.S. District Court for the Southern District of Mississippi entered a judgment approving settlement of the matter for a payment of $242,462.
On November 23, 2005, we received a letter from the San Joaquin District Attorney’s Office, Environmental Prosecutions Unit, (the District Attorney) alleging violations of California permit and regulatory requirements relating to Forward, Inc. (Forward), our wholly-owned subsidiary, and the operation of its landfill. The District Attorney is investigating whether Forward may have (i) mixed green waste with food waste as “alternative daily cover”; (ii) exceeded the daily and weekly tonnage intake limits; (iii) allowed a concentration of methane gas well in excess of 5 percent; or (iv) accepted hazardous waste at a landfill which is not authorized to accept hazardous waste. Such conduct allegedly violates provisions of Business and Professions Code sections 17200, et seq., by virtue of violations of Public Resources Code Division 30, Part 4, Chapter 3, Article 1, sections 44004 and 44014(b); California Code of Regulations Title 27, Chapter 3, Subchapter 4, Article 6, sections 20690(11) and 20919.5; and Health and Safety Code sections 25200, 25100, et seq, and 25500, et seq. On December 7, 2006, Forward received a subpoena and interrogatories from the District Attorney and responded to both as of February 15, 2007. On February 14, 2008, the District Attorney filed suit against us alleging violations of the California Business and Professional Code sections 17200, et seq. and seeking monetary sanctions of up to $2,500 per violation and a permanent injunction to obey all applicable laws and regulations. We intend to vigorously defend the allegations.
By letter dated April 18, 2007, the EPA issued to us a Notice of Violation (NOV), alleging that we were in violation of the federally enforceable state implementation plan for Massachusetts under the Clean Air Act, because, the NOV alleged, certain of our trucks had been observed in violation of a Massachusetts regulation limiting truck idling to no more than five minutes. The NOV alleged 63 separate instances of alleged excessive idling. On May 6, 2008, the parties reached an agreement in principle to settle the allegations for a civil penalty of $195,000 and the incorporation of certain elements of our existing anti-idling program into a federally enforceable consent decree.
On March 20, 2008, our subsidiary, Allied Waste Systems of Colorado, LLC, received a draft Compliance Order on Consent (COC) from the Colorado Department of Public Health and Environment (CDPHE) related to its Foothills Landfill. The draft COC proposed to assess a civil penalty of $201,650 for alleged violations of the Colorado Air Pollution and Prevention and Control Act, and the facility’s operating permit and construction permit, which allegedly occurred between 2001 and 2008. CDPHE alleges that the facility failed to install a landfill gas collection and control system (GCCS) and submit a complete gas collection plan in a timely manner; collect and control landfill emissions; conduct Carbon Adsorption System (CAS) performance testing in a timely manner, and submit an initial annual report and self-certify compliance regarding the same; properly maintain and operate flare equipment; and properly maintain operation of the CAS. Pursuant to a COC with CDPHE effective June 8, 2008, we resolved the matter by agreeing to a civil penalty of $134,173 (of which $107,339 will be satisfied by the implementation of supplemental environmental projects and the balance paid as a cash penalty to CDPHE). We also agreed to submit by June 30, 2008, an air pollutant emission notice (APEN), a construction permit application, a Title V permit application and an updated landfill GCCS. The June 30, 2008 deadline was met in a timely manner.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Disposal agreements -
We have several agreements expiring at various dates through 2019 that require us to dispose of a minimum number of tons at third party disposal facilities. Under these put-or-pay agreements, we are required to pay for the agreed upon minimum volumes regardless of the actual number of tons placed at the facilities.
Financial assurance -
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
At June 30, 2008, we had the following financial instruments and collateral in place to secure our financial assurance obligations (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$712.0	$—	$—	$—	$712.0
Surety bonds	718.5	492.0	—	—	1,210.5
Trust deposits	85.1	—	—	—	85.1
Letters of credit (1)	382.1	63.6	233.5	256.6	935.8

Total	$1,897.7	$555.6	$233.5	$256.6	$2,943.4

(1)	These amounts were issued under the 2005 Revolver, the Incremental Revolving Letter of Credit and the Institutional Letter of Credit Facility under our 2005 Credit Facility.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We have not guaranteed any third party debt.
Guarantees -
We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that relate to our activities prior to the divestiture and that may become known in the future. As of June 30, 2008, we believe the contingent obligations associated with these indemnifications are not significant.
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
We have reclassified prior period segment results to reflect the realignment of our organizational structure in the first quarter of 2008, which reduced the number of our geographic regions from five to four and moved the costs of the regional personnel from corporate (included in Other) to the individual regions.
The tables below reflect certain information relating to the continuing operations of our geographic operating segments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30
Revenues:	2008	2007	2008	2007
East	$415.4	$416.2	$804.2	$798.2
Midwest	379.3	359.0	712.4	678.9
South	343.8	336.0	678.5	664.8
West	408.9	399.6	804.7	774.0

Total reportable segments	1,547.4	1,510.8	2,999.8	2,915.9
Other (1)	34.9	36.7	66.7	76.2

Total per financial statements	$1,582.3	$1,547.5	$3,066.5	$2,992.1

(1)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a regional basis.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
Operating income before depreciation and amortization:(1)	2008	2007	2008	2007
East(2)	$128.9	$122.4	$241.7	$226.1
Midwest(2)	112.8	109.8	182.7	200.3
South	109.2	102.5	211.8	196.9
West	133.2	137.6	260.9	258.3

Total operating income before depreciation and amortization for reportable segments	$484.1	$472.3	$897.1	$881.6

(1)	See following table for reconciliation to income from continuing operations before income taxes and minority interest per the consolidated statements of operations.

(2)	During the first quarter of 2008, we recorded asset impairment charges of $1.0 million in the East region and $18.0 million in the Midwest region, of which $17.8 million related to a landfill closure. During the second quarter of 2008, we recorded an asset impairment charge of $5.1 million relating to another landfill in the Midwest region. See Note 6, Landfill Accounting. These asset impairment charges are included in “Loss from divestitures and asset impairments” on the consolidated statements of operations.
A reconciliation of our primary measure of segment profitability (total operating income before depreciation and amortization for reportable segments) to income from continuing operations before income taxes in our consolidated statements of operations is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total operating income before depreciation and amortization for reportable segments	$484.1	$472.3	$897.1	$881.6
Depreciation and amortization	(144.7)	(141.5)	(277.5)	(269.9)
Interest expense	(106.4)	(123.0)	(216.1)	(294.1)
Other(1)	(36.0)	(54.6)	(75.8)	(102.0)

Income from continuing operations before income taxes	$197.0	$153.2	$327.7	$215.6

(1)	Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on a regional basis, including National Accounts where work has been subcontracted. Included in both the three and six months ended June 30, 2008 are transaction costs associated with our pending merger of $9.0 million which are reported in “Merger related costs” on the consolidated statements of operations.
The following table shows our total revenues by service line. Intercompany revenues have been eliminated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Collection
Residential	$309.0	$302.3	$605.4	$594.6
Commercial	413.1	380.8	811.9	750.4
Roll-off(1)	330.0	332.3	637.9	637.5
Recycling	58.0	51.9	113.4	101.4

Total collection	1,110.1	1,067.3	2,168.6	2,083.9

Disposal
Landfill	220.0	219.8	414.6	409.5
Transfer	108.9	117.5	204.6	217.9

Total disposal	328.9	337.3	619.2	627.4

Recycling — commodity	66.4	64.8	132.7	124.5

Other(2)	76.9	78.1	146.0	156.3

Total revenues	$1,582.3	$1,547.5	$3,066.5	$2,992.1

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles.

(2)	Consists primarily of revenue from our National Accounts where the work has been subcontracted, revenue generated from transporting waste via railway and revenue from liquid waste disposal. National Accounts revenue included in other revenue represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset by the corresponding subcontract costs.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Discontinued operations -
During 2007, we divested operations in our South region in the first quarter and in our Midwest region in the third quarter and have reported such divestitures as discontinued operations on our consolidated financial statements for 2007. Revenues and operating income before depreciation and amortization relating to the operations divested in both the first and third quarters of 2007 are as follows (in millions):

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
		Operating income		Operating income
		before depreciation		before depreciation
	Revenues	and amortization	Revenues	and amortization
Midwest	$6.0	$2.0	$11.5	$3.5
South	7.2	1.4	30.8	6.2

Total discontinued operations	$13.2	$3.4	$42.3	$9.7

13. Statements of Cash Flows
Supplemental cash flow disclosures and non-cash transactions for the six months ended June 30 are as follows (in millions):

	2008		2007
Supplemental disclosures -
Interest paid (net of amounts capitalized)	$216.1		$231.7
Income taxes paid (net of refunds)	229.4	(1)	16.7

Non-cash transactions -
Liabilities incurred or assumed in acquisitions	$—		$1.9
Accrued dividends on preferred stock	—		3.1

(1)	Includes a payment of $196 million related to an IRS matter. See Note 7, Income Taxes.
Cash and cash equivalents -
At June 30, 2008 and 2007, the book credit balance of $70.2 million and $98.1 million, respectively, in our primary disbursement account was reported in accounts payable. We revised the classification of the net change in our primary disbursement account totaling $0.7 million for the six months ended June 30, 2007 from a financing activity to an operating activity to conform with our current presentation in the consolidated statements of cash flows as checks presented for payment are not payable by our bank under our credit facility or any other overdraft arrangement and as such do not represent short term borrowings.
Restricted cash -
We obtain funds through the issuance of tax-exempt bonds for the purpose of financing qualifying expenditures at our landfills, transfer and hauling facilities. The funds are deposited directly into trust accounts by the bonding authority at the time of issuance. As we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash in our consolidated balance sheets and proceeds from bond issuances are excluded from financing activities in our consolidated statements of cash flows. Reimbursements from the trusts for qualifying expenditures are presented as net receipts from restricted trusts in financing activities in our consolidated statements of cash flows. Cash received from the trusts totaled $80.1 million and $44.7 million during the six months ended June 30, 2008 and 2007. Restricted cash at June 30, 2008 and December 31, 2007 was $36.1 million and $26.1 million, respectively.
We are required to provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and/or related to our performance under certain collection, landfill and transfer station contracts. At several of our landfills, we satisfy financial assurance requirements by depositing cash into restricted trust funds or escrow accounts. These escrow accounts and trust funds were $49.0 million and $47.6 million at June 30, 2008 and December 31, 2007, respectively, and are considered long-term and are included in “Other assets” in our consolidated balance sheets.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Condensed Consolidating Financial Statements
All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt (see Note 5, Long-term Debt, for detail of guarantors). Presented below are Unaudited Condensed Consolidating Balance Sheets as of June 30, 2008 and December 31, 2007, Unaudited Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2008 and 2007, and Unaudited Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2008 and 2007 of Allied (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries that are not guarantors (Non-Guarantors). We do not believe that the separate financial statements and related footnote disclosures concerning the Guarantors would provide any additional information that would be material to investors making an investment decision.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	June 30, 2008
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$—	$0.3	$44.3	$24.8	$—	$69.4
Restricted cash	—	36.1	—	—	—	36.1
Accounts receivable, net	—	—	223.9	528.2	—	752.1
Prepaid and other current assets	—	0.4	50.5	111.6	(76.9)	85.6
Deferred income taxes, net	—	—	97.5	9.5	—	107.0

Total current assets	—	36.8	416.2	674.1	(76.9)	1,050.2
Property and equipment, net	—	—	4,502.0	26.0	—	4,528.0
Goodwill	—	—	7,947.7	72.4	—	8,020.1
Investment in subsidiaries	2,688.9	15,741.1	468.3	—	(18,898.3)	—
Other assets, net	5.3	77.1	233.5	1,254.7	(1,232.6)	338.0

Total assets	$2,694.2	$15,855.0	$13,567.7	$2,027.2	$(20,207.8)	$13,936.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$—	$—	$2.3	$400.0	$—	$402.3
Accounts payable	—	—	471.3	5.7	—	477.0
Accrued closure, post-closure and environmental costs	—	—	17.3	75.1	—	92.4
Accrued interest	2.0	72.8	93.0	1.1	(76.9)	92.0
Other accrued liabilities	60.4	0.3	268.1	224.4	—	553.2
Unearned revenue	—	—	247.4	9.3	—	256.7

Total current liabilities	62.4	73.1	1,099.4	715.6	(76.9)	1,873.6
Long-term debt, less current portion	230.0	5,259.4	686.4	—	—	6,175.8
Deferred income taxes	—	—	436.0	(5.9)	—	430.1
Accrued closure, post-closure and environmental costs	—	—	388.4	415.5	—	803.9
Due to/(from) parent	(1,726.8)	7,900.9	(6,133.2)	(40.9)	—	—
Other long-term obligations	21.4	1.5	1,738.1	19.3	(1,234.6)	545.7
Stockholders’ equity	4,107.2	2,620.1	15,352.6	923.6	(18,896.3)	4,107.2

Total liabilities and stockholders’ equity	$2,694.2	$15,855.0	$13,567.7	$2,027.2	$(20,207.8)	$13,936.3

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Three Months Ended June 30, 2008
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,490.0	$92.3	$—	$1,582.3
Cost of operations	—	—	944.6	27.6	—	972.2
Selling, general and administrative expenses	6.3	—	137.7	3.7	—	147.7
Merger related costs	9.0	—	—	—	—	9.0
Depreciation and amortization	—	—	143.3	1.4	—	144.7
Loss from divestitures and asset impairments	—	—	5.3	—	—	5.3

Operating income (loss)	(15.3)	—	259.1	59.6	—	303.4
Equity in earnings (losses) of subsidiaries	97.3	162.9	10.4	—	(270.6)	—
Interest expense and other	(2.8)	(86.0)	(19.0)	1.4	—	(106.4)
Intercompany interest income (expense)	38.2	(37.8)	(20.8)	20.4	—	—
Management fee income (expense)	2.3	—	(1.9)	(0.4)	—	—

Income (loss) before income taxes	119.7	39.1	227.8	81.0	(270.6)	197.0
Income tax (expense) benefit	(8.3)	46.2	(93.2)	(29.9)	—	(85.2)
Minority interests	—	—	—	(0.4)	—	(0.4)

Net income	111.4	85.3	134.6	50.7	(270.6)	111.4
Dividends on preferred stock	—	—	—	—	—	—

Net income available to common shareholders	$111.4	$85.3	$134.6	$50.7	$(270.6)	$111.4

	Six Months Ended June 30, 2008
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$2,905.6	$160.9	$—	$3,066.5
Cost of operations	—	—	1,848.3	72.0	—	1,920.3
Selling, general and administrative expenses	13.1	—	271.2	7.8	—	292.1
Merger related costs	9.0	—	—	—	—	9.0
Depreciation and amortization	—	—	274.8	2.7	—	277.5
Loss from divestitures and asset impairments	—	—	23.8	—	—	23.8

Operating income (loss)	(22.1)	—	487.5	78.4	—	543.8
Equity in earnings (losses) of subsidiaries	150.5	294.4	20.4	—	(465.3)	—
Interest income (expense) and other	(5.6)	(173.5)	(38.3)	1.3	—	(216.1)
Intercompany interest income (expense)	76.4	(77.6)	(39.6)	40.8	—	—
Management fee income (expense)	4.5	—	(3.7)	(0.8)	—	—

Income (loss) before income taxes	203.7	43.3	426.3	119.7	(465.3)	327.7
Income tax (expense) benefit	(19.7)	93.7	(172.8)	(44.0)	—	(142.8)
Minority interests	—	—	—	(0.9)	—	(0.9)

Net income	184.0	137.0	253.5	74.8	(465.3)	184.0
Dividends on preferred stock	(6.2)	—	—	—	—	(6.2)

Net income available to common shareholders	$177.8	$137.0	$253.5	$74.8	$(465.3)	$177.8

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Three Months Ended June 30, 2007
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,493.2	$54.3	$—	$1,547.5
Cost of operations	—	—	918.4	45.6	—	964.0
Selling, general and administrative expenses	7.5	—	152.5	3.4	—	163.4
Depreciation and amortization	—	—	140.1	1.4	—	141.5
Loss from divestitures and asset impairments	—	—	2.4	—	—	2.4

Operating income (loss)	(7.5)	—	279.8	3.9	—	276.2
Equity in earnings (losses) of subsidiaries	72.9	136.6	6.4	—	(215.9)	—
Interest income (expense) and other	(2.7)	(100.0)	(20.8)	0.5	—	(123.0)
Intercompany interest income (expense)	37.1	(29.0)	(26.9)	18.8	—	—
Management fee income (expense)	2.1	—	(1.7)	(0.4)	—	—

Income before income taxes	101.9	7.6	236.8	22.8	(215.9)	153.2
Income tax (expense) benefit	(10.7)	61.3	(104.3)	(8.4)	—	(62.1)
Minority interests	—	—	—	(0.1)	—	(0.1)

Net income from continuing operations	91.2	68.9	132.5	14.3	(215.9)	91.0
Discontinued operations, net of tax	—	—	0.2	—	—	0.2

Net income	91.2	68.9	132.7	14.3	(215.9)	91.2
Dividends on preferred stock	(9.3)	—	—	—	—	(9.3)

Net income available to common shareholders	$81.9	$68.9	$132.7	$14.3	$(215.9)	$81.9

	Six Months Ended June 30, 2007
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$2,882.7	$109.4	$—	$2,992.1
Cost of operations	—	—	1,790.2	96.6	—	1,886.8
Selling, general and administrative expenses	14.3	—	303.0	6.9	—	324.2
Depreciation and amortization	—	—	267.0	2.9	—	269.9
Loss (gain) from divestitures and asset impairments	—	—	1.5	—	—	1.5

Operating income (loss)	(14.3)	—	521.0	3.0	—	509.7
Equity in earnings (losses) of subsidiaries	94.0	273.7	12.4	—	(380.1)	—
Interest income (expense) and other	(5.5)	(248.7)	(41.5)	1.6	—	(294.1)
Intercompany interest income (expense)	74.3	(59.7)	(51.9)	37.3	—	—
Management fee income (expense)	4.3	—	(3.4)	(0.9)	—	—

Income (loss) before income taxes	152.8	(34.7)	436.6	41.0	(380.1)	215.6
Income tax (expense) benefit	(21.7)	123.6	(177.1)	(15.1)	—	(90.3)
Minority interests	—	—	—	—	—	—

Net income from continuing operations	131.1	88.9	259.5	25.9	(380.1)	125.3
Discontinued operations, net of tax	—	—	5.8	—	—	5.8

Net income	131.1	88.9	265.3	25.9	(380.1)	131.1
Dividends on preferred stock	(18.7)	—	—	—	—	(18.7)

Net income available to common shareholders	$112.4	$88.9	$265.3	$25.9	$(380.1)	$112.4

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30, 2008
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used for) provided by operating activities from continuing operations	$(12.8)	$(258.2)	$451.5	$93.6	$—	$257.5
Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	0.2	—	—	0.2
Proceeds from sale of fixed assets	—	—	9.6	0.2	—	9.8
Capital expenditures, excluding acquisitions	—	—	(351.6)	(5.3)	—	(356.9)
Capitalized interest	—	—	(6.6)	—	—	(6.6)
Other	—	—	0.6	—	—	0.6

Cash used for investing activities from continuing operations	—	—	(347.8)	(5.1)	—	(352.9)

Financing activities —
Proceeds from long-term debt, net of issuance costs	—	529.4	—	27.7	—	557.1
Payments of long-term debt	—	(530.1)	(162.8)	(22.2)	—	(715.1)
Payments of preferred stock dividends	(9.4)	—	—	—	—	(9.4)
Net receipts from restricted trusts	—	80.1	—	—	—	80.1
Net proceeds from sale of common stock, exercise of stock options and other	21.1	—	—	—	—	21.1
Intercompany between issuer and subsidiaries	1.1	179.0	(113.1)	(83.6)	—	—

Cash provided by (used for) financing activities from continuing operations	12.8	258.4	(275.9)	(78.1)	—	(66.2)

Cash provided by discontinued operations	—	—	0.1	—	—	0.1

Increase (decrease) in cash and cash equivalents	—	0.2	(172.1)	10.4	—	(161.5)
Cash and cash equivalents, beginning of period	—	0.1	216.4	14.4	—	230.9

Cash and cash equivalents, end of period	$—	$0.3	$44.3	$24.8	$—	$69.4

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30, 2007
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used for) provided by operating activities from continuing operations	$(18.0)	$(286.0)	$745.2	$16.6	$—	$457.8

Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	(2.0)	—	—	(2.0)
Proceeds from sale of fixed assets	—	—	8.1	—	—	8.1
Capital expenditures, excluding acquisitions	—	—	(359.9)	(5.3)	—	(365.2)
Capitalized interest	—	—	(9.1)	—	—	(9.1)
Other	—	—	(0.2)	—	—	(0.2)

Cash used for investing activities from continuing operations	—	—	(363.1)	(5.3)	—	(368.4)

Financing activities —
Proceeds from long-term debt, net of issuance costs	—	1,093.8	—	85.3	—	1,179.1
Payments of long-term debt	—	(1,305.7)	(5.1)	(18.2)	—	(1,329.0)
Payments of preferred stock dividends	(18.7)	—	—	—	—	(18.7)
Net receipts from restricted trusts	—	44.7	—	—	—	44.7
Net proceeds from sale of common stock, exercise of stock options and other	18.0	—	—	—	—	18.0
Intercompany between issuer and subsidiaries	18.7	453.0	(399.2)	(72.5)	—	—

Cash provided by (used for) financing activities from continuing operations	18.0	285.8	(404.3)	(5.4)	—	(105.9)

Cash provided by discontinued operations	—	—	(2.1)	—	—	(2.1)

Decrease in cash and cash equivalents	—	(0.2)	(24.3)	5.9	—	(18.6)
Cash and cash equivalents, beginning of period	—	—	68.3	25.8	—	94.1

Cash and cash equivalents, end of period	$—	$(0.2)	$44.0	$31.7	$—	$75.5

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
Executive Summary
We are the second largest non-hazardous solid waste management company in the United States, as measured by revenues. We provide non-hazardous solid waste collection, transfer, recycling and disposal services in 38 states and Puerto Rico, geographically identified as the East, Midwest, South and West regions.
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
We consistently invest capital to support the ongoing operations of our landfill and collection business. Landfills are highly engineered, sophisticated facilities similar to civil works. Each year we invest capital at our 158 owned or operated active landfills to provide sufficient capacity to receive the waste volume we handle. In addition, we have approximately 11,600 collection vehicles and approximately 1.2 million containers to serve our collection customers. Our vehicles and containers endure rough conditions each day and must be routinely maintained and replaced. During the six months ended June 30, 2008, we invested $356.9 million of capital into the business (see Note 3, Property and Equipment, for detail by fixed asset category). In 2008, total capital expenditures are expected to be approximately $650 million.
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
Income from continuing operations for the three months ended June 30, 2008 increased to $111.4 million, or $0.25 per diluted share, from $91.0 million, or $0.21 per diluted share, for the three months ended June 30, 2007. Income from continuing operations for the six months ended June 30, 2008 was $184.0 million, or $0.42 per diluted share, compared to $125.3 million, or $0.29 per diluted share, for the same period in the prior year. The increase was primarily attributable to higher operating income, inclusive of losses from divestitures and asset impairments, and lower interest expense, partially offset by higher income tax expense.
Our organic revenue growth was 2.1% for the three months ended June 30, 2008 compared to 2.8% for the same period in the prior year. Revenue during the three months ended June 30, 2008 increased across the majority of our lines of business. Operating income, inclusive of losses from divestitures and asset impairments during the second quarter of 2008, increased by $27.2 million over the same period in 2007, driven by increases in revenues as a result of favorable price growth and lower selling, general and administrative expenses, partially offset by higher costs of operation and merger related costs. We incurred higher costs of operations during the second quarter primarily due to increased fuel costs, partially offset by lower cost from volume declines and benefits realized from ongoing operational effective initiatives. Additionally, in June 2008, we entered into a definitive merger agreement with Republic Services, Inc. (Republic). See Note 1 to our consolidated financial statements and Part II, Item 1A “Risk Factors” . We recognized the associated transaction costs of $9.0 million, primarily consisting of financial advisor and legal fees. The decrease in selling, general and administrative expenses primarily resulted from lower labor costs and professional fees for the three months ended June 30, 2008.
Our organic revenue growth for the six months ended June 30, 2008 was 2.0% compared to 3.0% for the same period in the prior year. Revenue during the six months ended June 30, 2008 increased across all primary lines of business except for our transfer line of business. The increase in operating income during the six months ended June 30, 2008 of $34.1 million was driven by favorable price growth and lower selling, general and administrative costs as a result of lower consulting fees. These improvements were partially offset by higher costs of operations, transaction costs associated with our pending merger as well as increases in asset impairment charges due to our landfill closures in the Midwest region during the six months ended June 30, 2008. The increase in operating costs during 2008 was primarily driven by higher fuel costs, partially offset by lower cost from volume declines and benefits realized from ongoing operational effectiveness initiatives.
We recorded loss from divestitures and asset impairment charges totaling $5.3 million and $23.8 million, primarily consisting of impairment charges associated with two landfill closures in our Midwest region during the three and six months ended June 30, 2008, respectively. We have recorded our related capping, closure and post closure accruals at amounts which we believe are adequate based on currently existing information; however, as the closure process continues and additional information becomes known, our estimated costs may change.
Our pricing programs and operational effectiveness initiatives continue to drive improved profitability and improved returns on invested capital. These programs help mitigate the impact of inflation on our costs of operations, particularly preventing margin deterioration in an economically challenging environment. Our cost of operations as a percentage of revenues in the three and six months ended June 30, 2008 has decreased to 61.4% and 62.6% compared to 62.3% and 63.1% during the same periods in the prior year. In addition, we continue to focus on improving our return on invested capital by evaluating the return potential of new capital expenditures and by evaluating opportunities to divest operations that do not provide an adequate return.
We plan to invest approximately $650 million in capital expenditures during 2008, a portion of which relates to investment in our fleet. We spent $197.3 million and $356.9 million, respectively, on capital expenditures during the three and six months ended June 30, 2008. Capital expenditures expected to be incurred during the last six months of 2008 will be less than those incurred during the first half of the year. We expect this investment, along with improved maintenance practices, to continue to have a favorable impact on safety, maintenance costs and route productivity. Maintenance and repairs for the three and six months ended June 30, 2008 decreased to $118.5 million or 2.5% and $232.6 million or 3.9% from the comparable periods in 2007 as we continued to benefit from a newer fleet coupled with improved maintenance practices implemented throughout the past three years.
We employ a strategy of reducing our debt balance with our cash flow from operations after capital expenditures and other investments in our business. As this occurs, our relative cost of debt declines. Upon achieving optimal credit ratios, we should have the opportunity to choose the best use of any excess cash flow: further repay debt, repurchase stock, pay a dividend, to the extent permitted by our debt agreements, or reinvest in our company. We may take advantage of opportunities that arise to repay debt in advance of maturities as long as the opportunities are economically advantageous. We also explore and evaluate other ways to enhance shareholder value. Accordingly, where appropriate we may pursue acquisitions, divestitures, joint ventures and other transactions or investments in our business that complement or enhance our strategic position, services, geographical footprint or assets, or otherwise drive shareholder value.
In January 2008, we repaid $161.2 million of our 6.375% senior notes at the stated maturity with available cash. We also completed an offering of $33.9 million variable rate, unsecured tax-exempt bonds maturing in 2024. The annual effective interest rate associated with these bonds was 3.3% at June 30, 2008. Proceeds from the tax-exempt bonds are used to finance qualifying expenditures at our landfills, transfer and hauling facilities.
On February 13, 2008, we paid the Internal Revenue Service (IRS) $196 million for tax and interest related to our 1999 income tax return. This payment does not represent a settlement with respect to the potential tax, interest or penalties related to this matter nor does it prevent us from contesting the IRS tax adjustment applicable to our 1999 taxable year in a federal refund action. We funded this payment with available cash and borrowings from our 2005 Revolver. Later in 2008, we expect to pay the IRS and state tax authorities approximately $160 million of tax and interest related to this matter, primarily associated with our 2000 – 2003 income tax returns.
Effective March 1, 2008, each of the outstanding shares of our Series D preferred stock automatically converted into 25.3165 shares of our common stock pursuant to the terms of the certificate of designations governing the Series D preferred stock. This increased our common shares outstanding by approximately 60.7 million shares and eliminated annual cash dividends of $37.5 million.
In May 2008, we renewed our $400 million accounts receivable securitization program, which matures in May 2009. The annual effective interest rate associated with our securitization program was 3.9% at June 30, 2008. We also issued $56.2 million variable rate, unsecured tax-exempt bonds maturing in 2020, the proceeds from which are being utilized to finance qualifying expenditures at our landfills, transfer and hauling facilities. The annual effect interest rate associated with the tax-exempt bonds was 3.5% at June 30, 2008.
Our debt to total capitalization ratio was 61.6% and 63.0% at June 30, 2008 and December 31, 2007, respectively.
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
On June 22, 2008, we entered into a definitive merger agreement with Republic which is expected to be completed in the fourth quarter of 2008. Under the terms of the agreement, our shareholders will receive 0.45 shares of Republic common stock for each share of Allied common stock held. In completing the transaction, Republic is expected to issue approximately 195.5 million shares of common stock to Allied shareholders, representing approximately 52% ownership of the combined company on a diluted basis. On July 14, 2008, Waste Management, Inc. (Waste Management) announced an unsolicited offer to acquire Republic. On July 18, 2008, Republic announced that it would not engage in discussions with Waste Management because the offer could not reasonably be expected to be superior to the Republic–Allied merger. We cannot, however, assure you Waste Management will not make another offer or that such offer will not result in the termination of the Republic-Allied merger agreement. See Part II, Item 1A “Risk Factors”.
Results of Operations
Three and six months ended June 30, 2008 and 2007
The following table sets forth our results of operations and percentage relationship that the various items bear to revenues for the periods indicated (in millions, except percentages).

	Three Months Ended June 30,
	2008		2007
Revenues	$1,582.3	100.0%	$1,547.5	100.0%
Cost of operations	972.2	61.4	964.0	62.3
Selling, general and administrative expenses	147.7	9.3	163.4	10.6
Merger related costs	9.0	0.6	—	—
Depreciation and amortization	144.7	9.2	141.5	9.1
Loss from divestitures and asset impairments	5.3	0.3	2.4	0.2

Operating income	303.4	19.2	276.2	17.8
Interest expense and other	106.4	6.8	123.0	7.9

Income from continuing operations before income taxes	197.0	12.4	153.2	9.9
Income tax expense	85.2	5.4	62.1	4.0
Minority interests	0.4	0.0	0.1	0.0

Income from continuing operations	111.4	7.0	91.0	5.9
Discontinued operations, net of tax	—	—	0.2	0.0

Net income	111.4	7.0	91.2	5.9
Dividends on preferred stock	—	—	(9.3)	(0.6)

Net income available to common shareholders	$111.4	7.0%	$81.9	5.3%

	Six Months Ended June 30,
	2008		2007
Revenues	$3,066.5	100.0%	$2,992.1	100.0%
Cost of operations	1,920.3	62.6	1,886.8	63.1
Selling, general and administrative expenses	292.1	9.5	324.2	10.8
Merger related costs	9.0	0.3	—	—
Depreciation and amortization	277.5	9.1	269.9	9.0
Loss from divestitures and asset impairments	23.8	0.8	1.5	0.1

Operating income	543.8	17.7	509.7	17.0
Interest expense and other	216.1	7.0	294.1	9.8

Income from continuing operations before income taxes	327.7	10.7	215.6	7.2
Income tax expense	142.8	4.7	90.3	3.0
Minority interests	0.9	0.0	—	—

Income from continuing operations	184.0	6.0	125.3	4.2
Discontinued operations, net of tax	—	—	5.8	0.2

Net income	184.0	6.0	131.1	4.4
Dividends on preferred stock	(6.2)	(0.2)	(18.7)	(0.6)

Net income available to common shareholders	$177.8	5.8%	$112.4	3.8%

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
The following table shows our total reported revenues by service line. Intercompany revenues have been eliminated.
Revenues by service line (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
Collection
Residential	$309.0	19.5%	$302.3	19.5%	$605.4	19.7%	$594.6	19.8%
Commercial	413.1	26.1	380.8	24.6	811.9	26.5	750.4	25.1
Roll-off (1)	330.0	20.9	332.3	21.5	637.9	20.8	637.5	21.3
Recycling	58.0	3.7	51.9	3.4	113.4	3.7	101.4	3.4

Total collection	1,110.1	70.2	1,067.3	69.0	2,168.6	70.7	2,083.9	69.6

Disposal
Landfill	220.0	13.9	219.8	14.2	414.6	13.5	409.5	13.7
Transfer	108.9	6.9	117.5	7.6	204.6	6.7	217.9	7.3

Total disposal	328.9	20.8	337.3	21.8	619.2	20.2	627.4	21.0

Recycling – commodity	66.4	4.2	64.8	4.2	132.7	4.3	124.5	4.2

Other(2)	76.9	4.8	78.1	5.0	146.0	4.8	156.3	5.2

Total revenues	$1,582.3	100.0%	$1,547.5	100.0%	$3,066.5	100.0%	$2,992.1	100.0%

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles.

(2)	Consists primarily of revenue from our National Accounts where the work has been subcontracted, revenue generated from transporting waste via railway and revenue from liquid waste disposal.
Revenues increased 2.2% and 2.5% during the three and six months ended June 30, 2008 over the same periods in 2007. The increase within the collection business was driven by increases in the commercial, residential and recycling lines of business. Disposal revenue decreased due to lower transfer revenue. Recycling – commodity revenue increased as a result of cardboard and newspaper commodity price increases, partially offset by lower volume. Other revenue was lower primarily due to volume declines in the subcontract portion of our National Accounts.

Following is a summary of the change in revenues (in millions):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
Reported revenues in 2007	$1,547.5	$2,992.1
Core business organic growth
Increase from average base per unit price change	59.6	125.8
Increase from fuel recovery fees	41.0	59.0
Decrease from net volume change	(70.4)	(127.4)
Net divested revenues and adjustments	3.5	9.2
Increase in recycling and other	1.1	7.8

Reported revenues in 2008	$1,582.3	$3,066.5

We analyze our revenue by organic growth, which excludes the effect of net divested revenues and adjustments, and revenue from recycling and other. We generated organic revenue growth of 2.1% and 2.8% during the three months ended June 30, 2008 and 2007, respectively, and 2.0% and 3.0% during the six months ended June 30, 2008 and 2007, respectively.
Revenue increased $100.6 million or 6.9%, and $184.8 million or 6.5%, respectively, from core business pricing growth, inclusive of fuel recovery fees of $41.0 million or 2.8%, and $59.0 million or 2.1%, respectively, during the three and six months ended June 30, 2008. Within the collection business, average per unit pricing increased 10.5%, 7.1%, 5.1% and 8.2%, respectively, in the commercial, roll-off, residential and recycling collection lines of business during the second quarter of 2008. For the six months ended June 30, 2008, average per unit pricing in the commercial, roll-off, residential and recycling collection lines of business increased 10.1%, 6.6%, 4.5% and 7.8%, respectively. Within the disposal line of business, landfill and transfer average per unit pricing increased 5.1% and 5.3%, respectively, and 5.3% and 4.8%, respectively, for the three and six months ended June 30, 2008. The fuel recovery fee program, implemented in 2005 to mitigate our exposure to increases in fuel prices, generated $41.0 million or 40.8%, and $59.0 million or 31.9%, respectively, of the total price growth in the three and six months ended June 30, 2008. This fee fluctuates with the price of fuel and, consequently, any increase in fuel prices would result in an increase in our revenue.
Core business volume decreased 4.8% during the second quarter of 2008 compared to the same period in the prior year, primarily due to volume decreases in the roll-off and transfer lines of business. For the six months ended June 30, 2008, core business volume declined 4.5% as a result of lower volume across all major lines of business. Within the collection business, the commercial, roll-off and residential lines of business experienced volume declines of 2.4%, 7.8% and 2.8%, respectively, and 2.4%, 6.7% and 2.8%, respectively, during the three and six months ended June 30, 2008. Within the disposal business, landfill and transfer volume decreased 5.0% and 12.8%, respectively, and 4.0% and 11.2%, respectively, during the three and six months ended June 30, 2008. The volume decreases were primarily attributable to the decline in the home construction business combined with softer demand in other economically-sensitive areas of business.
Our operations are not concentrated in any one geographic region. At June 30, 2008, we operated in 122 markets in 38 states and Puerto Rico. Our regional teams focus on developing local markets in which we can operate a vertically integrated operation and maximize operating efficiency. As a result, we may choose to not operate in a market where our business objectives cannot be met.
In the first quarter of 2008, we realigned our organizational structure and reduced the number of our geographic regions from five to four. Accordingly, we reclassified prior period segment results to reflect our current organizational structure.

The following table shows our revenues by geographic region in total and as a percentage of total revenues.
Revenues by region (1)(in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
East	$415.4	26.3%	$416.2	26.9%	$804.2	26.2%	$798.2	26.7%
Midwest	379.3	24.0	359.0	23.2	712.4	23.2	678.9	22.7
South	343.8	21.7	336.0	21.7	678.5	22.1	664.8	22.2
West	408.9	25.8	399.6	25.8	804.7	26.3	774.0	25.9
Other(2)	34.9	2.2	36.7	2.4	66.7	2.2	76.2	2.5

Total revenues	$1,582.3	100.0%	$1,547.5	100.0%	$3,066.5	100.0%	$2,992.1	100.0%

(1)	See discussion in Note 12, Segment Reporting, to our consolidated financial statements.

(2)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a regional basis.
Cost of operations. Cost of operations includes labor and related benefits, which consists of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes. It also includes transfer and disposal costs representing tipping fees paid to third-party disposal facilities and transfer stations; maintenance and repairs relating to our vehicles, equipment, and containers, including related labor and benefit costs; transportation and subcontractor costs, which includes costs for independent haulers who transport our waste to disposal facilities and costs for local operators who provide waste handling services associated with our National Accounts in markets outside our standard operating areas; fuel, which includes the direct cost of fuel used by our vehicles, net of fuel credits; disposal and franchise fees and taxes consisting of landfill taxes, municipal franchise fees, host community fees and royalties; landfill operating costs, which includes landfill accretion, financial assurance, leachate disposal and other landfill maintenance costs; risk management, which includes casualty insurance premiums and costs; cost of goods sold, which includes material costs paid to suppliers associated with recycling commodities; and other, which includes expenses such as facility operating costs, equipment rent, and gains or losses on sale of assets used in our operations.
The following tables provide the components of our costs of operations and as a percentage of revenues (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
Labor and related benefits	$269.5	17.0%	$271.6	17.5%	$535.1	17.5%	$538.3	18.0%
Transfer and disposal costs	119.8	7.6	116.3	7.5	227.8	7.4	220.6	7.4
Maintenance and repairs	118.5	7.5	121.5	7.9	232.6	7.6	242.0	8.1
Transportation and subcontractor costs	132.8	8.4	132.1	8.5	251.2	8.2	257.3	8.6
Fuel	116.3	7.4	76.9	5.0	207.5	6.8	143.3	4.8
Disposal and franchise fees and taxes	91.4	5.8	93.8	6.1	175.5	5.7	179.0	6.0
Landfill operating costs	44.6	2.8	41.2	2.7	84.4	2.8	80.5	2.7
Risk management	21.9	1.4	37.0	2.4	61.5	2.0	80.7	2.7
Cost of goods sold	18.8	1.2	18.8	1.2	39.7	1.3	34.9	1.2
Other	38.6	2.3	54.8	3.5	105.0	3.3	110.2	3.6

Total cost of operations	$972.2	61.4%	$964.0	62.3%	$1,920.3	62.6%	$1,886.8	63.1%

Cost of operations increased $8.2 million and $33.5 million, respectively, during the three and six months ended June 30, 2008 as compared to the same periods in 2007. The increase during the second quarter of 2008 was primarily due to increases in fuel costs, partially offset by lower risk management and other expenses while the increase during the six months ended June 30, 2008 was attributable to fuel cost increases, partially offset by decreases in risk management, maintenance and repair and other expenses. Fuel expenses during 2008 increased due to higher fuel prices, which more than offset the impact of lower consumption volume during the three and six months ended June 30, 2008. The decrease in maintenance and repairs expense was attributable to realized benefits from a newer fleet coupled with improved maintenance practices.

The decrease in risk management expenses for both the three and six months ended June 30, 2008 was attributable a $14.5 million favorable adjustment to our risk insurance reserves due to improvements in claim trends resulting from safety programs and initiatives implemented in recent years. The decrease in other expenses during the second quarter of 2008 resulted from a $12.2 million favorable adjustment resulting from the resolution of an environmental obligation at a closed landfill site in the East region. We also revised our estimated asset retirement obligation relating to this landfill and recognized a related charge of $7.7 million in depreciation and amortization expense. For the six months ended June 30, 2008, other expenses decreased due to the aforementioned environmental reserve adjustment, partially offset by $10.6 million increase to environmental liabilities as a result of changes in cost estimates and new matters recognized during the first quarter of 2008.
Fuel costs increased due to higher market rates, partially offset by a decline in consumption volume. When economically practical, we may enter into contracts, or engage in other strategies to mitigate fuel cost market risk. We had no fuel contracts as of June 30, 2008. We expect that our fuel recovery fee will offset a portion of the volatility in fuel costs arising from future market price fluctuations. At June 30, 2008, approximately 58% of our customers participated in the fuel recovery fee program.
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
The following tables provide the components of our selling, general and administrative costs and as a percentage of revenues (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
Salaries	$93.8	5.9%	$99.1	6.4%	$196.6	6.4%	$195.2	6.5%
Rent and office costs	9.2	0.6	9.6	0.6	19.1	0.6	20.3	0.7
Professional fees	13.0	0.8	20.0	1.3	23.9	0.8	36.4	1.2
Provision for doubtful accounts	5.9	0.4	5.2	0.3	12.4	0.4	10.8	0.4
Other	25.8	1.6	29.5	2.0	40.1	1.3	61.5	2.0

Total selling, general and administrative expenses	$147.7	9.3%	$163.4	10.6%	$292.1	9.5%	$324.2	10.8%

Selling, general and administrative expenses decreased by $15.7 million or 9.6%, and $32.1 million or 9.9% during the three and six months ended June 30, 2008 compared to the same periods in 2007. The decrease during the second quarter of 2008 was primarily due to lower salaries and professional fees. The decrease during the six months ended June 30, 2008 was attributable to decreases in professional fees and other expenses. Professional fees decreased during the three and six months ended June 30, 2008 due to the absence of consulting fees associated with our pricing and procurement initiatives during the comparable periods in 2007. Other expenses decreased during the six months ended June 30, 2008 primarily due to a $12.8 million adjustment associated with the favorable resolution of a BFI acquisition related claim in the first quarter of 2008. Also, lower salaries expense during the second quarter of 2008 was the result of lower headcount associated with the workforce adjustment in the first quarter of 2008 as well as lower incentive compensation accrual.
Merger related costs. On June 23, 2008, we entered into a definitive merger agreement with Republic. Transaction costs associated with the pending merger, primarily consisting of financial advisor and legal fees, amounted to $9.0 million during the second quarter of 2008.
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
The following tables provide the components of our depreciation and amortization and as a percentage of revenues (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
Depreciation of fixed assets	$81.2	5.2%	$81.0	5.2%	$163.1	5.3%	$160.1	5.3%
Landfill and other amortization	63.5	4.0	60.5	3.9	114.4	3.8	109.8	3.7

Total depreciation and amortization	$144.7	9.2%	$141.5	9.1%	$277.5	9.1%	$269.9	9.0%

Depreciation and amortization increased $3.2 million or 2.2%, and $7.6 million or 2.8% during the three and six months ended June 30, 2008 compared to the same periods in 2007. Depreciation expense related to vehicles and equipment increased primarily due to an increase in capital expenditures in recent years. Landfill amortization expense for the three and six months ended June 30, 2008 increased primarily due to a $7.7 million revision in estimated closure, post-closure costs associated with a closed landfill in the East region during the second quarter of 2008. This increase was partially offset by lower landfill disposal volume during the year.
Loss from divestitures and asset impairments. During the three and six months ended June 30, 2008, we recognized asset impairment charges of $5.1 million and $24.1 million, respectively, compared to $2.5 million and $2.6 million, respectively, during the comparable periods in the prior year. Asset impairment charges during 2008 consist of a $5.1 million charge related to a landfill closure in the Midwest region in the second quarter. It also includes a $17.8 million charge recorded during the first quarter associated with another landfill closure in the Midwest region, for which we had previously recognized an impairment charge of $24.5 million in the third quarter of 2007. This landfill was managed by a third party under a partnership agreement until February 2007 when we assumed operator responsibilities. We have recorded our related capping, closure and post closure accruals at amounts which we believe are adequate based on currently existing information; however, as the closure process continues and additional information becomes known, our estimated costs may change.
Gain or loss relating to divestitures which did not qualify as discontinued operations during the three and six months ended June 30, 2008 and 2007 was immaterial.
Interest expense and other includes the following components (in millions):

	Three Months Ended June 30,		Six Months Ended June 30
	2008	2007	2008	2007
Interest expense	$106.0	$124.0	$216.2	$250.7
Interest income	(0.7)	(1.3)	(2.3)	(1.9)
Interest capitalized for development projects	(3.2)	(4.7)	(6.6)	(9.1)
Accretion of debt and amortization of debt issuance costs	4.3	5.0	8.8	10.4
Costs incurred to early extinguish debt	—	0.8	—	46.2
Interest expense allocated to discontinued operations	—	(0.8)	—	(2.2)

Total interest expense and other	$106.4	$123.0	$216.1	$294.1

Interest expense and other. Interest expense decreased during the three and six months ended June 30, 2008 as a result of debt repayments and the refinancing of debt at lower interest rates. In connection with the refinancing transactions during 2007, we incurred costs to early extinguish and refinance debt of $0.8 million and $46.2 million relating to premiums paid, write-off of deferred financing and other costs during the three and six months ended June 30, 2007.
Income tax expense. The effective tax rate for the three and six months ended June 30, 2008 was 43.3% and 43.7% compared to 40.6% and 41.9% for the same periods in prior year. The increase in the effective rate during both periods was primarily due to non-deductible merger related costs incurred in the second quarter of 2008 as well as the absence of a benefit recorded in the second quarter of 2007 related to a favorable resolution of an uncertain tax matter.
Discontinued operations. During 2007, we divested operations in our South region in the first quarter and in our Midwest region in the third quarter and have reported such divestitures as discontinued operations on our consolidated financial statement for 2007. Discontinued operations for the three and six months ended June 30, 2007 included a gain on sale of the operations divested in the first quarter of approximately $11.5 million ($3.8 million, net of tax), including divested goodwill of $39.2 million. Discontinued operations for the three and six months ended June 30, 2007 also included pre-tax income from operations of $0.7 million ($0.2 million income, net of tax) and $3.5 million ($2.0 million income, net of tax), respectively, relating to the operations divested in both the first and third quarters of 2007.
Dividends on preferred stock. Dividends on preferred stock were $0.0 and $9.3 million for the three months ended June 30, 2008 and 2007, respectively, and $6.2 million and $18.7 million for the six months ended June 30, 2008 and 2007, respectively. Effective March 1, 2008, the outstanding shares of our 6.25% Series D senior mandatory convertible preferred stock (Series D preferred stock) automatically converted into 60.7 million shares and eliminated annual cash dividends of $37.5 million.
Liquidity and Capital Resources
Our capital structure consists of 62% debt and 38% equity at June 30, 2008. The majority of our debt was incurred to acquire solid waste companies between 1990 and 2000. We incurred and assumed over $11 billion of debt to acquire BFI in 1999. Since the acquisition of BFI, we have repaid debt with cash flow from operations, asset sales and the issuance of equity. We intend to continue to use our cash flows after capital expenditures to improve long-term shareholder returns. This could include continued debt repayment, investments in operating assets and strategic assets or other investments in our business. We believe that additional debt repayment should reduce our cost of debt, increase liquidity and provide more flexibility in evaluating the most appropriate use of our cash flows to improve shareholder value.
We have no significant debt maturities until November 2010, however, we may continue to seek opportunities to diversify our funding sources and extend our maturities with actions that are economically beneficial. We continue to evaluate the performance of and opportunities to divest operations that do not maximize operating efficiencies or provide an adequate return on invested capital. Capital markets transactions could include issuance of debt with longer maturities, issuance of equity, or a combination of both.
We generally meet operational liquidity needs with operating cash flows. Our liquidity needs are primarily for working capital, capital expenditures for vehicles, containers and landfill development, capping, closure, post-closure and environmental expenditures, debt service costs, cash taxes, and scheduled debt maturities.
When we cannot meet our short-term liquidity needs with operating cash flows, we meet those needs with borrowings under our 2005 Credit Facility. We have a $1.575 billion commitment until 2012 under our 2005 Credit Facility, which we believe is adequate to meet our liquidity needs based on current conditions. At June 30, 2008, we had no borrowings outstanding and $425.8 million in letters of credit drawn on the 2005 Revolver, leaving approximately $1.149 billion of available capacity. Both the $25 million Incremental Revolving Letter of Credit Facility and $485 million Institutional Letter of Credit Facility were fully utilized at June 30, 2008.
Cash provided by operating activities from continuing operations declined approximately $200.3 million or 44%, for the first six months ended June 30, 2008 when compared with the same period in the prior year. The decrease was primarily due to a $196 million payment related to an IRS matter made during the first quarter 2008. We used $352.9 million of our cash for investing activities during the first six months ended June 30, 2008, a decrease of $15.5 million or 4% compared with 2007. Cash used for capital expenditures remained consistent at $356.9 million in

2008, compared to $365.2 million in 2007. In both periods, the cost of acquisitions was mostly offset by proceeds from asset sales. Cash used for financing activities for the first six months declined by approximately $39.7 million or 37% in the first six months of 2008 as compared to 2007. The decrease was primarily driven by (i) a $35.4 million increase in receipts from restricted trusts; (ii) a $9.3 million decrease in payments of preferred stock cash dividends as a result of the conversion of our Series D preferred stock during the first quarter; offset by (iii) an increase in payments of our long term debt net of proceeds from debt issuance of $8.1 million.
Financing activities. We continuously seek opportunities to increase our cash flow through improvements in operations and reduction of our interest cost. Historically, we have used bank financings and capital markets transactions to meet our refinancing and liquidity requirements. Under our 2005 Credit Facility, we are required to meet certain financial covenants. Our objective is to maintain sufficient surplus between the required covenant ratios and the actual ratios calculated according to the 2005 Credit Agreement. We monitor the surplus carefully and will seek to take action if the surplus becomes too small. We have not historically experienced difficulty in obtaining financing or refinancing existing debt. We expect to continue to seek such opportunities in the future to the extent they are available to us. We cannot assure opportunities to obtain financing or to refinance existing debt will be available to us on favorable terms, or at all. (See also Debt Covenants in Contractual Obligations and Commitments.)
Significant financing events in 2008. In January 2008, we repaid $161.2 million of our 6.375% senior notes at the stated maturity with available cash. We also completed an offering of $33.9 million variable rate, unsecured tax-exempt bonds maturing in 2024. The annual effective interest rate associated with these bonds was 3.3% at June 30, 2008. Proceeds from the tax-exempt bonds are used to finance qualifying expenditures at our landfills, transfer and hauling facilities.
On February 13, 2008, we paid to the IRS $196 million for tax and interest related to our 1999 income tax return. This payment does not represent a settlement with respect to the potential tax, interest or penalty related to this matter nor does it prevent us from contesting the IRS tax adjustment applicable to our 1999 taxable year in a federal refund action. We funded this payment with available cash flows and borrowings from our 2005 Revolver. Later in 2008, we expect to pay the IRS and state tax authorities approximately $160 million of tax and interest related to this matter, primarily associated with our 2000 – 2003 income tax returns.
Effective March 1, 2008, each of the outstanding shares of our Series D preferred stock automatically converted into 25.3165 shares of our common stock pursuant to the terms of the certificate of designations governing the Series D preferred stock. This increased our common shares outstanding by approximately 60.7 million shares and eliminated annual cash dividends of $37.5 million.
The conversion rate, pursuant to the terms set forth in the certificate of designations, was equal to $250.00 divided by $9.88 (the threshold appreciation price), as the average of the closing prices per share of our common stock on each of the 20 consecutive trading days ending on February 27, 2008 (the third trading day preceding the conversion date) was greater than the threshold appreciation price. Each holder of Series D preferred stock on the applicable record date received a cash payment equal to the amount of accrued and unpaid dividends. As a result of the automatic conversion, we will no longer pay any future quarterly dividends in cash or stock with respect to the Series D preferred stock. Each holder of Series D preferred stock on the conversion date received cash in lieu of any fractional shares of common stock issued upon conversion of the Series D preferred stock.
In May 2008, we renewed our $400 million accounts receivable securitization program, which matures in May 2009. The annual effective interest rate associated with our securitization program was 3.9% at June 30, 2008. We also issued $56.2 million variable rate, unsecured tax-exempt bonds maturing in 2020, the proceeds from which are utilized to finance qualifying expenditures at our landfills, transfer and hauling facilities. The annual effective interest rate associated with the tax-exempt bonds was 3.46% at June 30, 2008.

Contractual Obligations and Commitments
Debt covenants. Our 2005 Credit Facility and the indentures relating to our senior notes contain financial covenants and restrictions on our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. See Note 5, Long-term Debt, to our consolidated financial statements for additional information regarding our primary financial covenants. At June 30, 2008, we were in compliance with all financial and other covenants under our 2005 Credit Facility. We are not subject to any minimum net worth covenants.
Failure to comply with the financial and other covenants under our 2005 Credit Facility, as well as the occurrence of certain material adverse events, would constitute defaults and would allow the lenders under the 2005 Credit Facility to accelerate the maturity of all indebtedness under the related agreement. This could also have an adverse impact on the availability of financial assurance for the obligations discussed below. In addition, maturity acceleration on the 2005 Credit Facility constitutes an event of default under our other debt instruments, including our senior notes which would also be subject to acceleration of maturity. If such acceleration of maturities were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under the 2005 Credit Facility for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the 2005 Credit Facility or raise sufficient capital on acceptable terms and conditions to repay such obligations in the event the maturities are accelerated.
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
At June 30, 2008, we had the following financial instruments and collateral in place to secure our financial assurance obligations (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$712.0	$—	$—	$—	$712.0
Surety bonds	718.5	492.0	—	—	1,210.5
Trust deposits	85.1	—	—	—	85.1
Letters of credit (1)	382.1	63.6	233.5	256.6	935.8

Total	$1,897.7	$555.6	$233.5	$256.6	$2,943.4

(1)	These amounts were issued under the 2005 Revolver, the Incremental Revolving Letter of Credit and the Institutional Letter of Credit Facility under our 2005 Credit Facility.

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
Interest Rate Risk Management
We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility. Our policy requires that no less than 70% of our total debt is fixed, either directly or effectively through interest rate swap contracts. At June 30, 2008, approximately 79% of our debt was at fixed rates, all directly.
From time to time, we have entered into interest rate swap contracts for the purpose of hedging variability of interest expense and interest payments on our long-term variable rate bank debt and maintaining a mix of fixed and floating rate debt. Our strategy is to use interest rate swap contracts when such transactions will serve to reduce our aggregate exposure and meet the objectives of our interest risk management rate policy. These contracts are not entered into for trading purposes. We had no interest rate swap contracts or other derivative and hedging activities as of and for the periods presented.
Contingencies
For a description of our commitments and contingencies, see Note 7, Income Taxes and Note 11, Commitments and Contingencies, to our consolidated financial statements included under Item 1 of this Form 10-Q.
Critical Accounting Judgments and Estimates
We identified and discussed our critical accounting judgments and estimates in our Annual Report on Form 10-K and in our Current Report on Form 8-K, filed on May 6, 2008 for the year ended December 31, 2007. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the judgment or estimate is made. Actual results may differ significantly from estimates under different assumptions or conditions.
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
Other factors that could materially affect the Forward Looking Statements in this Form 10-Q can be found in our periodic reports filed with the SEC, including risk factors detailed in the section entitiled Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2007 and in this Form 10-Q for the quarter ended June 30, 2008. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the Forward Looking Statements and are cautioned not to place undue reliance on such Forward Looking Statements. The Forward Looking Statements made herein are only made as of the date of this quarterly report on Form 10-Q, and we undertake no obligation to publicly update such Forward Looking Statements to reflect subsequent events or circumstances, except as required by law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk. We are subject to interest rate risk on our variable rate long-term bank debt. From time to time, to reduce the risk from interest rate fluctuations, we have entered into interest rate swap contracts that have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. We had no interest rate swap contracts or other derivative and hedging activities as of and for the periods presented.
Increases or decreases in short-term market rates did not materially impact our cash flows in the second quarter of 2008. At June 30, 2008, we had $1.4 billion of floating rate debt. If interest rates increased or decreased by 100 basis points, annualized interest expense and cash payments for interest would increase or decrease by approximately $14.2 million ($8.0 million after tax). This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings. See Note 5, Long-term Debt, to our consolidated financial statements in this Form 10-Q for additional information regarding how we manage interest rate risk.
Fuel prices. Fuel costs represent a significant operating expense. When economically practical, we may enter into contracts, or engage in other strategies to mitigate market risk. We had no fuel contracts as of June 30, 2008. Where appropriate, we have implemented a fuel recovery fee that is designed to recover our fuel costs. While we charge these fees to a majority of our customers, we are unable to charge such fees to all customers. Consequently, an increase in fuel costs results in (1) an increase in our costs of operations, (2) a smaller increase in our revenues (from the fuel recovery fee) and (3) a decrease in our operating margin percentage, since the increase in revenue is more than offset by the increase in cost. Conversely, a decrease in fuel costs results in (1) a decrease in our costs of operations, (2) a smaller decrease in our revenues and (3) an increase in our operating margin percentage.

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
Commodities prices. We market recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenues from sales of recycled cardboard and newspaper in the second quarters of 2008 and 2007 were approximately $28.2 million and $30.1 million, respectively.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities –

A consolidated amended class action complaint was filed against us and five of our current and former officers on March 31, 2005 in the U.S. District Court for the District of Arizona, consolidating three lawsuits previously filed on August 9, 2004, August 27, 2004 and September 30, 2004. The amended complaint asserted claims against all defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and claims against the officers under Section 20(a) of the Securities Exchange Act. The complaint alleged that from February 10, 2004 to September 13, 2004, the defendants caused false and misleading statements to be issued in our public filings and public statements regarding our anticipated results for fiscal year 2004. The lawsuit sought an unspecified amount of damages. We filed a motion to dismiss the complaint on May 2, 2005. On December 15, 2005, the U.S. District Court for the District of Arizona granted our motion and dismissed the lawsuit with prejudice. The plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. The appeal was fully briefed and oral argument before the Court of Appeals was held on April 17, 2008. On April 29, 2008, the U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal with prejudice. The due date for plaintiffs to file a petition for a writ of certiorari to the U.S. Supreme Court was July 28, 2008; we have not been served with such petition and plaintiffs’ counsel stated that plaintiffs did not file one.

Landfill permitting –

In September 1999, neighboring parties and others filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from a dispute years earlier related largely to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 1.6 million tons at June 30, 2008. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a Texas state trial court in the civil lawsuit issued a judgment, including an injunction that effectively revoked the expansion permit that was granted by the TCEQ in 2001 because it would require us to operate the landfill according to a prior permit granted in 1988 as well as comply with other requirements that the plaintiffs had requested. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001. In the administrative expansion permit proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.

In April 2006, the Texas Court of Appeals ruled on the civil litigation. The Court dissolved the injunction granted in 2003, which would have effectively prevented us from operating the landfill under the expansion permit and potentially required the relocation of over 2 million tons of waste at cost exceeding $50 million, but also required us to pay a damage award of approximately $2 million plus attorney’s fees and interest. On April 27, 2006, all parties filed motions for rehearing, which were denied by the Texas Court of Appeals. Subsequently, all parties filed petitions for review to the Texas Supreme Court. On November 28, 2007, the Texas Supreme Court denied the petitions for review. On October 29, 2007, two petitioners, North Alamo Water Supply Company (North Alamo) and Engelman Irrigation District (Engelman), filed a motion for re-hearing. On January 11, 2008, the Court denied the petitioners’ motion for re-hearing. We have made payments to Engelman and Hidalgo County and obtained releases of the judgment from those entities. We have paid North Alamo the damages award due under the judgment, but the amount of the attorney’s fees award owed to North Alamo is the subject of continued litigation in the Texas state trial court.

Environmental –

We have been notified that we are considered a potentially responsible party at a number of sites under CERCLA or other environmental laws. In all cases, such alleged responsibility is due to the actions of companies prior to the time we acquired them. We continually review our status with respect to each site, taking into account the alleged connection to the site and the extent of the contribution to the volume of waste at the site, the available evidence connecting the entity to that site and the number and financial soundness of other potentially responsible parties at the site. The ultimate amounts for environmental liabilities at sites where we may be a potentially responsible party cannot be determined and estimates of such liabilities made by us require assumptions about future events subject to a number of uncertainties, including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our share of potential liabilities is probable and can be reasonably estimated, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in our assessments to date, the recorded liabilities are periodically evaluated as additional information becomes available to ascertain that the accrued liabilities are adequate. We have determined that the recorded liability for environmental matters as of June 30, 2008 of approximately $177.0 million represents the most probable outcome of these contingent matters. We do not expect that adjustments to our estimates for these matters, which may be reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. For more information about our potential environmental liabilities see Note 6, Landfill Accounting, to our consolidated financial statements in Item 1 of this Form 10-Q.

On March 14, 2006, our wholly-owned subsidiary, BFI Waste Systems of Mississippi, LLC, received a Notice of Violation from the EPA alleging that it was in violation of certain Clean Air Act provisions governing Federal Emissions Guidelines for Municipal Solid Waste Landfills, New Source Performance Standards for Municipal Solid Waste Landfills, and the facility operating permit at its Little Dixie Landfill. The majority of these alleged violations involve the failure to file reports or permit applications, including but not limited to design capacity reports, non-methane organic compound (NMOC) emission rate reports and collection and control system design plans, with the EPA in a timely manner. If we had been found to be in violation of such regulations we could have been subject to remedial action under EPA regulations, including monetary sanctions of up to $32,500 per day. By letter dated January 17, 2007, the EPA notified us that it had referred the matter to the U.S. Department of Justice (DOJ) for purposes of bringing an enforcement action and invited us to engage in settlement negotiations. On June 6, 2008, the U.S. District Court for the Southern District of Mississippi entered a judgment approving settlement of the matter for a payment of $242,262.

On November 23, 2005, we received a letter from the San Joaquin District Attorney’s Office, Environmental Prosecutions Unit, (the District Attorney) alleging violations of California permit and regulatory requirements relating to Forward, Inc. (Forward), our wholly-owned subsidiary, and the operation of its landfill. The District Attorney is investigating whether Forward may have (i) mixed green waste with food waste as “alternative daily cover”; (ii) exceeded the daily and weekly tonnage intake limits; (iii) allowed a concentration of methane gas well in excess of 5 percent; or (iv) accepted hazardous waste at a landfill which is not authorized to accept hazardous waste. Such conduct allegedly violates provisions of Business and Professions Code sections 17200, et seq., by virtue of violations of Public Resources Code Division 30, Part 4, Chapter 3, Article 1, sections 44004 and 44014(b); California Code of Regulations Title 27, Chapter 3, Subchapter 4, Article 6, sections 20690(11) and 20919.5; and Health and Safety Code sections 25200, 25100, et seq, and 25500, et seq. On December 7, 2006, Forward received a subpoena and interrogatories from the District Attorney and responded to both as of February 15, 2007. On February 14, 2008, the District Attorney filed suit against us alleging violations of the California Business and Professional Code sections 17200, et seq. and seeking monetary sanctions of up to $2,500 per violation and a permanent injunction to obey all applicable laws and regulations. We intend to vigorously defend the allegations.

By letter dated April 18, 2007, EPA issued to us a Notice of Violation (NOV), alleging that we were in violation of the federally enforceable state implementation plan for Massachusetts under the Clean Air Act, because, the NOV alleged, certain of our trucks had been observed in violation of a Massachusetts regulation limiting truck idling to no more than five minutes. The NOV alleged 63 separate instances of alleged excessive idling. On May 6, 2008, the parties reached an agreement in principle to settle the allegations for a civil penalty of $195,000 and the incorporation of certain elements of our existing anti-idling program into a federally enforceable consent decree.

On March 20, 2008, our subsidiary, Allied Waste Systems of Colorado, LLC, received a draft Compliance Order on Consent (COC) from the Colorado Department of Public Health and Environment (CDPHE) related to its Foothills Landfill. The draft COC proposed to assess a civil penalty of $201,650 for alleged violations of the Colorado Air Pollution and Prevention and Control Act, and the facility’s operating permit and construction permit, which allegedly occurred between 2001 and 2008. CDPHE alleges that the facility failed to install a landfill gas collection and control system (GCCS) and submit a complete gas collection plan in a timely manner; collect and control landfill emissions; conduct Carbon Adsorption System (CAS) performance testing in a timely manner, and submit an initial annual report and self-certify compliance regarding the same; properly maintain and operate flare equipment; and properly maintain operation of the CAS. Pursuant to a COC with CDPHE effective June 8, 2008, Allied resolved the matter by agreeing to a civil penalty of $134,173 (of which $107,339 will be satisfied by the implementation of supplemental environmental projects and the balance paid as a cash penalty to CDPHE). We also agreed to submit by June 30, 2008, an air pollutant emission notice (APEN), a construction permit application, a Title V permit application and an updated landfill GCCS. The June 30, 2008 deadline was met in a timely manner.

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

In July 2006, while the Court of Federal Claims case was pending, we discovered what we construed to be a jurisdictional defect in the case that could have prevented our recovery of the refund amounts claimed even if we would have been successful on the underlying merits. Accordingly, on September 12, 2006, we filed a motion to dismiss the case without prejudice on jurisdictional grounds. On March 2, 2007, the Court of Federal Claims granted our motion dismissing the case. Thereafter, on July 6, 2007, the government appealed the decision to the United States Court of Appeals for the Federal Circuit (Federal Circuit). On April 16, 2008, the Federal Circuit reversed the lower court’s decision and remanded the case back to the Court of Federal Claims for further proceedings. On May 15, 2008, we filed a petition for panel rehearing with the Federal Circuit, requesting that the court reconsider its ruling. On June 8, 2008, the

Federal Circuit denied our petition. To date there have been no further proceedings in the Court of Federal Claims subsequent to the remand to that court.

If the capital loss deduction is fully disallowed, we estimate that it would have an impact of approximately $431 million ($360 million net of tax benefit) related to federal taxes, state taxes and interest. This amount has been fully accrued for on our consolidated balance sheet. Because of the interest rate assessed on this matter, we have previously paid the IRS $224 million ($191 million net of tax benefit) for tax and interest related to the capital loss deductions taken on the 1999 income tax returns. Later in 2008, we expect to pay the IRS and state tax authorities approximately $160 million ($124 million net of tax benefit) for tax and interest related to capital loss deductions taken on our 2000 – 2003 income tax returns. These payments do not represent a settlement with respect to the potential tax, interest or penalty related to this matter, nor do they prevent us from contesting the IRS tax adjustment applicable to our 1999 — 2003 taxable years in a federal refund action. The remaining impact of the capital loss disallowance, $47 million ($45 million net of tax benefit), will likely be paid in the normal course of future audit cycles for the tax years 2004 and beyond.

Additionally, the IRS and state authorities could ultimately impose penalties and penalty interest for any amount up to approximately $124 million, net of tax benefit, as of June 30, 2008, neither of which has been accrued on our consolidated balance sheet.

Exchange of partnership interests. In April 2002, we exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly-owned subsidiaries. Although we have not yet received a formal notice of proposed adjustment, the IRS is contending that the exchange was a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $160 million plus accrued interest through June 30, 2008 of approximately $43 million ($27 million, net of tax benefit). Also, the IRS could propose a penalty of up to 40% of the additional income tax due. The potential tax and interest (but not penalties) of a full adjustment for this matter has been fully reserved on our consolidated balance sheet at June 30, 2008.

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

We plan to contest this issue at the Appeals Office of the IRS. We believe we have several meritorious defenses, including the fact that methane gas is not actively produced for sale by us but rather arises naturally in the context of providing disposal services. Therefore, we believe that the subsequent resolution of this issue will not have a material adverse impact on our consolidated liquidity, financial position or results of operations.

See Item 3 of our Form 10-K, for the year ended December 31, 2007 for our other previously reported legal proceedings.

Item 1A. Risk Factors
Material changes to the disclosure regarding risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2007 are as follows.

There can be no assurance that the pending merger between our company and Republic Services, Inc. will be consummated. The announcement and pendency of the merger, or the failure of the merger to be consummated, could have an adverse effect on our stock price, business, financial condition, results of operations or prospects.

On June 22, 2008, we entered into a merger agreement with Republic Services, Inc. pursuant to which Allied common stockholders will be entitled to receive 0.45 shares of Republic common stock per share of Allied common stock held and Allied will become a wholly owned subsidiary of Republic. The merger is subject to a number of conditions to closing, including (i) the approval of the issuance of shares of Republic common stock in connection with the merger by the Republic stockholders, (ii) the adoption of the merger agreement by the Allied stockholders, (iv) the expiration or termination of the waiting period (and any extension thereof) or the resolution of any litigation instituted applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act or any other applicable federal or state statue or regulation, and (v) receipt by Republic of written confirmation from the applicable credit ratings agencies of the applicable senior unsecured debt rating of Republic (including certain subsidiaries of Allied who are issuers of debt and will become subsidiaries of Republic at the effective time) upon the consummation of the merger.

If the stockholders of Republic fail to approve the issuance of shares or if the stockholders of Allied fail to adopt the merger agreement, Republic and Allied will not be able to complete the merger. Additionally, if the other closing conditions are not met or waived, the companies will not be able to complete the merger. In addition, on July 14, 2008, Waste Management, Inc. made an unsolicited offer to acquire Republic. While Republic refused to enter into discussions with Waste Management on the basis of that offer, we cannot assure you that Waste Management will not make a further offer or that any such offer will not result in the termination of our merger agreement with Republic. As a result, there can be no assurance that the merger will be completed in a timely manner or at all.

Further, the announcement and pendency of the merger could cause disruptions in our business, including:
•	Our employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain and hire key managers and other employees;

•	the attention of management of our company may be directed toward the completion of the merger and transaction-related considerations and may be diverted from the day-to-day business operations of our company; and

•	customers, suppliers or others may seek to modify or terminate their business relationships with us.
We may face additional challenges in competing for new business and retaining or renewing business. These disruptions could be exacerbated by a delay in the completion of the merger.

For the foregoing reasons, we cannot assure you that the announcement and pendency of the merger, or the failure of the merger to be consummated, will not have an adverse effect on our stock price, business, financial condition, results of operations or prospects.

The merger agreement limits our ability to pursue an alternative acquisition proposal and requires us to pay a termination fee of $200 million, plus expenses, if we do.

The merger agreement prohibits us and Republic from soliciting, initiating or encouraging alternative merger or acquisition proposals with any third party. The merger agreement also provides for the payment by us or Republic of a termination fee of $200 million, plus up to $50 million in expenses, if the merger agreement is terminated in certain circumstances in connection with a competing acquisition proposal or the withdrawal by the board of directors of that company of its recommendation that the stockholders of that company vote in favor of the transactions required to consummate the merger, as the case may be. These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders. The obligation to make the termination fee payment also may discourage a third party from pursuing an alternative acquisition proposal.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None.

(b)	Not applicable.

(c)	Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the second quarter of 2008. All of these purchases reflect shares withheld upon vesting of restricted stock, to satisfy statutory minimum tax withholding obligations.

	Total Number	Average Price
	of Shares	Paid
Period:	Purchased	Per Share
April 2008	209,876	$12.60
May 2008	—	—
June 2008	—	—

Total	209,876	$12.60

We presently have no publicly announced repurchase plan or program, but intend to continue to satisfy minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
Item 3. Defaults upon Senior Securities
 None.
Item 4. Submission of Matters to a Vote of Security Holders
On May 22, 2008, our annual meeting of stockholders was held at which we submitted to a vote of our stockholders the following proposals:
(1)     Election of directors as follows:

	Number of Votes	Number of Votes
Nominee	For	Withheld
John J. Zillmer	387,347,037	15,807,567
David P. Abney	389,507,851	13,646,753
Charles H. Cotros	389,079,148	14,075,456
James W. Crownover	396,124,540	7,030,064
William J. Flynn	396,838,691	6,315,913
David I. Foley	388,981,556	14,173,048
Nolan Lehmann	377,765,773	25,388,831
Leon J. Level	396,668,781	6,485,823
James A. Quella	244,604,941	158,549,663
John M. Trani	396,159,891	6,994,713

	Results of the Vote
				Broker
	Affirmative	Against	Abstentions	Non-Votes
(2) To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm (independent auditor) for fiscal year 2008	399,620,556	826,526	2,707,521	—
Item 5. Other Information
 None.
Item 6. Exhibits

2.1	Agreement and Plan of Merger dated as of June 22, 2008 by and among Allied Waste Industries, Inc., Republic Services, Inc. and RS Merger Wedge, Inc. Exhibit 2.1 to Allied’s Current Report on Form 8-K filed June 23, 2008 is incorporated herein by reference.

10.1*	Second Amended and Restated Credit and Security Agreement, dated as of May 30, 2008, among Allied Receivables Funding Incorporated as borrower, Allied Waste North America, Inc. as servicer, Atlantic Asset Securitization LLC, as a lender and Calyon New York Branch, as lender group agent.

10.2*+	Amended and restated Executive Employment Agreement between the Company and John J. Zillmer dated June 22, 2008.

10.3*+	Amended and restated Executive Employment Agreement between the Company and Donald W. Slager dated March 2, 2007.

10.4*+	Amended and restated Executive Employment Agreement between the Company and Peter S. Hathaway dated June 22, 2008.

10.5*+	Amended and restated Executive Employment Agreement between the Company and Edward A. Evans dated June 22, 2008.

10.6*+	Amended and restated Executive Employment Agreement between the Company and Timothy R. Donovan dated June 22, 2008.

31.1*	Section 302 Certification of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer.

31.2*	Section 302 Certification of Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C.§1350 of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

*	Filed herewith

+	Indicates a management or compensatory plan or arrangement

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

Date: August 1, 2008