Form 10-Q
period 2008-09-30
ALLIED WASTE INDUSTRIES INC
filed 2008-10-30
CIK 848865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding as of October 23, 2008
Common Stock	434,706,923

ALLIED WASTE INDUSTRIES, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts, unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets —
Cash and cash equivalents	$102.7	$230.9
Restricted cash	35.8	26.1
Accounts receivable, net of allowance of $21.5 and $21.2	770.2	691.0
Prepaid and other current assets	88.1	81.9
Deferred income taxes	103.9	128.3

Total current assets	1,100.7	1,158.2
Property and equipment, net	4,532.7	4,430.4
Goodwill	8,016.0	8,020.0
Other assets, net	338.8	340.1

Total assets	$13,988.2	$13,948.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$402.4	$557.3
Accounts payable	444.1	496.8
Current portion of accrued capping, closure, post-closure and environmental costs	81.3	96.0
Accrued interest	103.6	99.6
Other accrued liabilities	571.4	757.7
Unearned revenue	256.4	239.7

Total current liabilities	1,859.2	2,247.1
Long-term debt, less current portion	6,067.7	6,085.6
Deferred income taxes	472.3	400.3
Accrued capping, closure, post-closure and environmental costs, less current portion	793.7	771.4
Other long-term obligations	566.4	538.6
Minority interests	2.5	1.5
Commitments and Contingencies
Stockholders’ Equity —
Series D senior mandatory convertible preferred stock, $0.10 par value, 2.8 million shares authorized, 2.4 million shares issued and outstanding in 2007, liquidation preference of $250.00 per share, net of $19.2 million of issuance costs	—	580.8
Common stock; $0.01 par value; 525 million authorized shares, 433.5 million and 370.4 million shares issued and outstanding	4.3	3.7
Additional paid-in capital	3,456.3	2,843.3
Accumulated other comprehensive loss	(29.5)	(29.5)
Retained earnings	795.3	505.9

Total stockholders’ equity	4,226.4	3,904.2

Total liabilities and stockholders’ equity	$13,988.2	$13,948.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$1,606.2	$1,556.3	$4,672.7	$4,548.4
Cost of operations (exclusive of depreciation and amortization shown below)	986.0	966.7	2,906.3	2,853.5
Selling, general and administrative expenses	155.6	156.5	447.7	480.7
Merger related costs	12.5	—	21.5	—
Depreciation and amortization	134.1	142.7	411.6	412.6
(Gain) loss from divestitures and asset impairments	(0.3)	39.0	23.5	40.5

Operating income	318.3	251.4	862.1	761.1
Interest expense and other	108.8	130.3	324.9	424.4

Income from continuing operations before income taxes	209.5	121.1	537.2	336.7
Income tax expense	96.9	53.8	239.7	144.1
Minority interests	0.1	0.4	1.0	0.4

Income from continuing operations	112.5	66.9	296.5	192.2
Loss from discontinued operations, net of tax	—	(39.7)	—	(33.9)

Net income	112.5	27.2	296.5	158.3
Dividends on preferred stock	—	(9.4)	(6.2)	(28.1)

Net income available to common shareholders	$112.5	$17.8	$290.3	$130.2

Basic EPS:
Continuing operations	$0.26	$0.16	$0.69	$0.45
Discontinued operations	—	(0.11)	—	(0.10)

Net income available to common shareholders	$0.26	$0.05	$0.69	$0.35

Weighted average common shares	433.1	369.3	418.5	368.6

Diluted EPS:
Continuing operations	$0.26	$0.15	$0.68	$0.44
Discontinued operations	—	(0.10)	—	(0.09)

Net income available to common shareholders	$0.26	$0.05	$0.68	$0.35

Weighted average common and common equivalent shares	446.4	382.4	445.0	381.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities —
Net income	$296.5	$158.3
Discontinued operations, net of tax	—	33.9
Adjustments to reconcile net income to cash provided by operating activities—
Provisions for:
Depreciation and amortization	411.6	412.6
Stock-based compensation expense	17.9	15.7
Doubtful accounts	17.6	17.7
Accretion of debt and amortization of debt issuance costs	13.1	15.4
Deferred income tax expense	149.1	111.7
Gain on sale of fixed assets	(10.2)	(7.7)
Non-cash change in merger related cost accruals	11.3	—
Non-cash change in acquisition accruals	(15.1)	(2.2)
Loss from divestitures and asset impairments	23.5	40.5
Write-off of deferred debt issuance costs	0.4	7.2
Other non-cash items	(5.3)	(2.6)
Change in operating assets and liabilities, excluding the effects of acquisitions—
Accounts receivable, prepaid expenses, inventories and other assets	(104.5)	(59.0)
Accounts payable, accrued liabilities, unearned income and other	(45.5)	(2.2)
Payment related to an IRS matter	(195.7)	—
Capping, closure and post-closure accretion	43.0	41.5
Capping, closure, post-closure and environmental expenditures	(68.9)	(38.8)

Cash provided by operating activities from continuing operations	538.8	742.0

Investing activities —
Cost of acquisitions, net of cash acquired	(0.6)	(75.0)
Proceeds from divestitures, net of cash divested	0.8	166.2
Proceeds from sale of fixed assets	15.8	12.0
Capital expenditures, excluding acquisitions	(501.0)	(496.1)
Capitalized interest	(10.0)	(14.3)
Other	0.2	—

Cash used for investing activities from continuing operations	(494.8)	(407.2)

Financing activities —
Proceeds from long-term debt, net of issuance costs	556.8	1,379.1
Payments of long-term debt	(858.9)	(1,778.5)
Payments of preferred stock dividends	(9.4)	(28.1)
Net proceeds from sale of common stock, exercise of stock options and other	23.9	21.5
Net receipts from restricted trusts	115.4	50.5

Cash used for financing activities from continuing operations	(172.2)	(355.5)

Discontinued operations —
Used for operating activities	—	(3.2)
Used for investing activities	—	(2.7)

Cash used for discontinued operations	—	(5.9)

Decrease in cash and cash equivalents	(128.2)	(26.6)
Cash and cash equivalents, beginning of period	230.9	94.1

Cash and cash equivalents, end of period	$102.7	$67.5

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
The consolidated financial statements include the accounts of Allied, its subsidiaries and certain variable interest entities for which we have determined that we are the primary beneficiary in compliance with Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (revised December 2003). We account for investments in entities in which we do not have a controlling financial interest under either the equity method or cost method of accounting as appropriate. All significant intercompany accounts and transactions are eliminated in consolidation. The December 31, 2007 balance sheet data included herein has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (GAAP). The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and are unaudited. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe that the presentations and disclosures herein are adequate when read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 and our consolidated financial statements for the year ended December 31, 2007 and the related notes thereto included in our Current Report on Form 8-K, filed on May 6, 2008. The consolidated financial statements as of September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments (except as otherwise disclosed in the notes) necessary to fairly state the financial position and results of operations for such periods. Operating results for interim periods are not necessarily indicative of the results for full years. For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation.
On June 22, 2008, we entered into a definitive merger agreement with Republic Services, Inc. (Republic) which is expected to be completed in the fourth quarter of 2008. Under the terms of the agreement, our shareholders will receive 0.45 shares of Republic common stock for each share of Allied common stock held. In completing the transaction, Republic is expected to issue approximately 196.2 million shares of common stock to Allied shareholders, representing approximately 52% ownership of the combined company on a diluted basis. On July 14, 2008, Waste Management, Inc. (Waste Management) announced an unsolicited offer to acquire Republic. On July 18, 2008, Republic announced that it would not engage in discussions with Waste Management because the offer could not reasonably be expected to be superior to the Republic—Allied merger. On August 11, 2008, Waste Management announced a revised unsolicited proposal to acquire Republic. On August 14, 2008, Republic determined that the revised proposal did not meet the standard in the definitive merger agreement to allow Republic to furnish information to, or have discussions or negotiations with Waste Management. On October 13, 2008, Waste Management announced its withdrawal from the bid for Republic. In conjunction with the proposed merger with Republic, we recorded $12.5 million and $21.5 million, respectively, of merger related costs, primarily financial advisor and legal fees, during the three and nine months ended September 30, 2008, respectively. These costs are reported as “Merger related costs” on the consolidated statements of operations.
For the description of our significant accounting policies, see Note 1, Organization and Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements for the year ended December 31, 2007 in our Annual Report on Form 10-K and in our Current Report on Form 8-K, filed on May 6, 2008 .

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently issued accounting pronouncements —
In May 2008, the FASB directed the FASB Staff to issue FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 is effective for financial statements issued and for fiscal years and interim periods after December 15, 2008 and must be applied retrospectively to all periods presented. Early adoption is not permitted. We are currently evaluating the potential impact that FSP APB 14-1 may have on our financial position and results of operations.
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
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)) which replaces SFAS No. 141, Business Combinations (SFAS 141). The scope of SFAS 141(R) is broader than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase consideration, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) requires the acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their respective fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) requires acquisition costs to be expensed as incurred and restructuring costs relating to the acquired businesses to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. SFAS 141(R) generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the potential impact that the implementation of SFAS 141(R) may have on our financial position and results of operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires noncontrolling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, are required to be measured at fair value, with any gain or loss recognized in earnings. Additionally, when control is obtained and a previous equity interest was held, a gain or loss will be recognized in earnings for the difference between the fair value of the previously held equity interest and its carrying value. Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sale transactions with noncontrolling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of noncontrolling interests are to be recognized as an adjustment to the parent interest’s equity. SFAS 160 is effective for fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS 160. Considering that minority interest liability amounts to $2.5 million at September 30, 2008, we do not expect that the implementation of SFAS 160 will have a material impact on our financial position and results of operations.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements; however, for some entities, the application of SFAS 157 will change current practice. SFAS 157 was effective for us on January 1, 2008; however, in February 2008, the FASB issued FSP No. SFAS 157-2 (FSP 157-2) which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. The adoption of SFAS 157 effective January 1, 2008 with respect to our financial assets and liabilities did not have a material impact on our consolidated financial statements. We intend to adopt the provisions of SFAS 157 with respect to our non-financial assets and non-financial liabilities effective January 1, 2009 pursuant to the requirements of FSP 157-2, and are currently evaluating the potential impact on our financial position and results of operations. SFAS 157 will impact accounting for fair values associated primarily with assets such as property, plant and equipment, intangible assets, goodwill upon non-recurring events such as business combinations, asset impairments, sales and goodwill impairment, among others.
2. Acquisitions and Divestitures
Acquisitions —
There were no material acquisitions completed during the nine months ended September 30, 2008. During the first quarter of 2007, we acquired collection operations, two transfer stations and a landfill in our West region for total consideration of $61.7 million. These acquisitions were reflected in our operations since the effective date of the acquisition. The pro forma effect of these acquisitions, individually and collectively, was not material.
Discontinued Operations —
During 2007, we divested operations in our South region in the first quarter and in our Midwest region in the third quarter and have reported such divestitures as discontinued operations on our consolidated financial statements for 2007. Results for the discontinued operations are as follows (in millions):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007
Revenues (1)	$8.6	$50.9

(Loss) income before tax	$(0.5)	$3.1
Loss on divestiture	(44.0)	(32.6)
Income tax benefit (expense)	4.8	(4.4)

Discontinued operations, net of tax	$(39.7)	$(33.9)

(1)	Includes revenue from divisions not part of the disposal group, which were treated as intercompany revenues prior to the divestiture, of $0.4 million and $1.5 million for the three and nine months ended September 30, 2007, respectively.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Results for discontinued operations for the three and nine months ended September 30, 2007 included losses from the sale of these assets of $44.0 million ($39.8 million loss, net of tax) and $32.6 million ($36.0 million loss, net of tax), respectively. These transactions included divested goodwill of $56.5 million and $95.7 million in the three and nine months ended September 30, 2007, respectively. Discontinued operations for the three and nine months ended September 30, 2007 included $0.5 million of pre-tax loss from operations ($0.1 million gain, net of tax) and $3.1 million of pre-tax income ($2.1 million income, net of tax), respectively.
3. Property and Equipment
The following tables show the activity and balances related to property and equipment from December 31, 2007 through September 30, 2008 (in millions):

	Property and Equipment
	Balance at		Sales	Acquisitions,	Transfers	Balance at
	December 31,	Capital	and	Net of	and	September 30,
	2007	Additions	Retirements	Divestitures	Other(1)	2008
Land and improvements	$486.2	$4.6	$(0.6)	$—	$(70.9)	$419.3
Land held for permitting as landfills	97.8	14.6	—	—	(15.9)	96.5
Landfills	4,461.7	166.1	—	(0.4)	108.5	4,735.9
Buildings and improvements	536.8	22.6	(2.3)	—	(1.3)	555.8
Vehicles and equipment	2,354.8	245.6	(128.4)	(0.2)	0.7	2,472.5
Containers and compactors	993.6	40.7	(28.5)	0.1	(0.4)	1,005.5
Furniture and office equipment	64.5	6.8	(1.3)	—	—	70.0

Total	$8,995.4	$501.0	$(161.1)	$(0.5)	$20.7	$9,355.5

	Accumulated Depreciation and Amortization
		Depreciation
	Balance at	and	Sales	Acquisitions,	Transfers	Balance at
	December 31,	Amortization	and	Net of	and	September 30,
	2007	Expense	Retirements	Divestitures	Other(1)	2008
Land and improvements	$(42.3)	$(2.6)	$0.1	$—	$24.0	$(20.8)
Landfills	(2,268.2)	(165.2)	—	0.4	(24.9)	(2,457.9)
Buildings and improvements	(188.9)	(18.6)	1.7	—	—	(205.8)
Vehicles and equipment	(1,335.9)	(161.5)	123.7	0.2	(2.5)	(1,376.0)
Containers and compactors	(689.9)	(57.6)	28.4	—	0.3	(718.8)
Furniture and office equipment	(39.8)	(5.0)	1.3	—	—	(43.5)

Total	$(4,565.0)	$(410.5)	$155.2	$0.6	$(3.1)	$(4,822.8)

Property and equipment, net	$4,430.4	$90.5	$(5.9)	$0.1	$17.6	$4,532.7

(1)	Net amount primarily relates to $10.0 million of capitalized interest and $7.3 million relating to changes in landfill retirement obligation assets for recognition of and adjustments to capping, closure and post-closure costs (see Note 6 Landfill Accounting).
Maintenance and repair expenses charged to cost of operations for the three and nine months ended September 30, 2008 were $117.1 million and $349.7 million, respectively, and $122.8 million and $364.8 million for the same periods in 2007, respectively. We recognized net pre-tax gains on the disposal of fixed assets for the three and nine months ended September 30, 2008 of $4.1 million and $10.2 million, respectively, and $2.6 million and $7.7 million for same periods in 2007, respectively.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Goodwill
The following table shows the activity and balances related to goodwill by reporting unit from December 31, 2007 through September 30, 2008, reflecting the reallocation among regions related to the changes in our regional organization structure that occurred in the first quarter of 2008 (in millions):

	Balance at				Balance at
	December 31,				September 30,
	2007	Acquisitions	Divestitures	Adjustments (1)	2008
East	$2,411.2	$—	$—	$(1.2)	$2,410.0
Midwest	2,083.7	—	—	(0.9)	2,082.8
South	1,861.9	—	—	(0.9)	1,861.0
West	1,663.2	—	—	(1.0)	1,662.2

Total	$8,020.0	$—	$—	$(4.0)	$8,016.0

(1)	Includes income tax related adjustments primarily associated with the acquisition of BFI in 1999.
5. Long-term Debt
Long-term debt at September 30, 2008 and December 31, 2007 consists of the amounts listed in the following table. The effective interest rate includes our interest cost incurred, amortization of deferred financing cost and amortization or accretion of discounts or premiums (in millions, except percentages).

	Debt Balance at		Effective Interest Rate
	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007
2005 Revolver due 2012, ABR borrowings*	$—	$—	5.50%	7.75%
2005 Revolver due 2012, LIBOR borrowings*	—	—	5.55	6.20
2005 Term Loan due 2014	671.7	806.7	5.63	6.75
Receivables secured loan	400.0	393.7	3.86	6.37
6.375% senior notes due 2008	—	161.0	—	8.34
6.50% senior notes due 2010	350.0	350.0	6.76	6.76
5.75% senior notes due 2011	400.0	400.0	6.00	6.00
6.375% senior notes due 2011	275.0	275.0	6.63	6.63
7.875% senior notes due 2013	450.0	450.0	8.09	8.09
6.125% senior notes due 2014	425.0	425.0	6.30	6.30
7.25% senior notes due 2015	600.0	600.0	7.43	7.43
7.125% senior notes due 2016	596.0	595.6	7.38	7.38
6.875% senior notes due 2017	750.0	750.0	7.04	7.04
9.25% debentures due 2021	96.7	96.5	9.47	9.47
7.40% debentures due 2035	298.4	296.7	8.03	8.03
4.25% senior subordinated convertible debentures due 2034	230.0	230.0	4.34	4.34
7.375% senior unsecured notes due 2014	400.0	400.0	7.55	7.55
Solid waste revenue bond obligations, principal payable through 2031**	514.1	397.5	7.82	6.12
Notes payable to individuals, a municipality and a commercial company, interest rates of 7.125% to 11.25%, and principal payable through 2014, secured by vehicles, equipment, real estate or accounts receivable**	1.0	1.2	7.99	7.97
Obligations under capital leases of vehicles and equipment **	11.0	12.3	8.81	8.78
Notes payable to an individual and a commercial company, interest rates of 5.99% to 6.00%, principal payable through 2010, unsecured**	1.2	1.7	6.00	6.00

Total debt **	6,470.1	6,642.9	6.77	6.96
Less: Current portion	402.4	557.3

Long-term portion	$6,067.7	$6,085.6

*	Excludes fees

**	Reflects weighted average interest rate

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2008 Financings —
During 2008, we issued in aggregate approximately $125 million of variable rate, unsecured tax-exempt bonds with stated maturity dates between 2016 and 2024. Proceeds from these tax exempt bonds are utilized to finance qualifying expenditures at our landfills, transfer and hauling facilities.
In May 2008, we renewed our $400 million accounts receivable securitization program, which matures in May 2009. In September 2008, we amended the definition of “change of control” in our $400 million accounts receivable securitization facility to allow for the proposed merger with Republic.
In January 2008, we repaid at maturity $161.2 million of 6.375% senior notes due 2008 with available cash.
2005 Credit Facility —
At September 30, 2008, we had a senior secured credit facility, referred to as the 2005 Credit Facility, that included: (i) a $1.575 billion Revolving Credit Facility due March 2012 (the 2005 Revolver), (ii) a $671.7 million Term Loan B due March 2014, referred to as the 2005 Term Loan, (iii) a $480 million Institutional Letter of Credit Facility due March 2014, and (iv) a $25 million Incremental Revolving Letter of Credit Facility due March 2012. Of the $1.575 billion available under the 2005 Revolver, the entire amount may be used to support the issuance of letters of credit. At September 30, 2008, we had no borrowings outstanding and $454.7 million in letters of credit drawn on the 2005 Revolver, leaving approximately $1.1 billion capacity available under the 2005 Revolver. Both the $25 million Incremental Revolving Letter of Credit Facility and $480 million Institutional Letter of Credit Facility were fully utilized at September 30, 2008.
The 2005 Credit Facility bears interest at an Alternative Base Rate (ABR) or an Adjusted LIBOR, both terms as defined in the 2005 Credit Facility agreement, plus, in either case, an applicable margin based on our leverage ratio. Proceeds from the 2005 Credit Facility may be used for working capital and other general corporate purposes, including acquisitions.
We are required to make prepayments on the 2005 Credit Facility upon completion of certain transactions as defined in the 2005 Credit Facility agreement, including asset sales and issuances of debt securities. Proceeds from these transactions, in certain circumstances, are required to be applied to amounts due under the 2005 Credit Facility pursuant to the 2005 Credit Facility agreement. The agreement also requires scheduled amortization of the 2005 Term Loan and Institutional Letter of Credit Facility. There is no further scheduled amortization on the 2005 Term Loan except for the outstanding balance at maturity on March 28, 2014. During the third quarter of 2008, we made optional prepayments of $135 million on the 2005 Term Loan. These payments were made with excess cash flow from operations.
Receivables secured loans —
We have an accounts receivable securitization program that allows us to borrow up to $400 million on a revolving basis under a loan agreement and a 364-day liquidity facility secured by receivables. If we are unable to renew the liquidity facility when it matures on May 29, 2009, we intend to refinance any amounts outstanding with a portion of our 2005 Revolver or with other long-term borrowings. Although we intend to renew the liquidity facility on May 29, 2009, and do not expect to repay the amounts within the next twelve months, the loan is classified as current because it has a contractual maturity of less than one year.
The borrowings are secured by our accounts receivable that are owned by a wholly-owned and fully consolidated subsidiary. This subsidiary is a separate corporate entity whose assets, or collateral securing the borrowings, are available first to satisfy the claims of the subsidiary’s creditors. At September 30, 2008 and December 31, 2007, the total amount of accounts receivable (gross) serving as collateral securing the borrowing were $569.6 million and $532.5 million, respectively.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement 125, the securitization program is accounted for as a secured borrowing with a pledge of collateral. The receivables and debt obligation remain on our consolidated balance sheet. At September 30, 2008 and December 31, 2007, we had outstanding borrowings under this program of $400.0 million and $393.7 million, respectively. The borrowings under this program bear interest at the financial institution’s commercial paper rate plus an applicable spread and interest is payable monthly.
Debt covenants —
We are not subject to any minimum net worth covenants. At September 30, 2008, our EBITDA(1)/Interest ratio was 3.52:1 compared to the 2.25:1 minimum required by the covenants under our 2005 Credit Facility and Total Debt/EBITDA(1) ratio was 3.81:1 compared to the 5.50:1 maximum required by the covenants under our 2005 Credit Facility.

(1)	EBITDA, which is a non-GAAP measure, used for covenants, is calculated in accordance with the definition in the 2005 Credit Facility agreement. In this context, EBITDA is used solely to provide information on the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies.
The 2005 Credit Facility also restricts us from making certain types of payments, including dividend payments on our common and preferred stock. However, we were able to pay cash dividends on our outstanding 6.25% Series D senior mandatory convertible preferred stock (Series D preferred stock) prior to its conversion on March 1, 2008. Our debt agreements contain certain financial covenants and restrictions, which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions.
Failure to comply with the financial and other covenants under our 2005 Credit Facility, as well as the occurrence of certain material adverse events, would constitute defaults and would allow the lenders under the 2005 Credit Facility to accelerate the maturity of all indebtedness under the related agreement. This could also have an adverse impact on the availability of financial assurance for the obligations discussed in Note 11. In addition, maturity acceleration on the 2005 Credit Facility constitutes an event of default under our other debt instruments, including our senior notes and which would also be subject to acceleration of maturity. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under the 2005 Credit Facility for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the 2005 Credit Facility or raise sufficient capital on acceptable terms and conditions to repay such obligations in the event the maturities are accelerated. At September 30, 2008, we were in compliance with all applicable covenants.
Guarantees —
We, and substantially all of our subsidiaries, are jointly and severally liable for the obligations under the 6.50% senior notes due 2010, the 5.75% senior notes due 2011, the 6.375% senior notes due 2011, the 7.875% senior notes due 2013, the 6.125% senior notes due 2014, the 7.375% senior unsecured notes due 2014, the 7.25% senior notes due 2015, the 7.125% senior notes due 2016 and the 6.875% senior notes due 2017 issued by Allied Waste North America, Inc. (Allied NA) and the 2005 Credit Facility through unconditional guarantees issued by us and our current and future subsidiaries. We and Allied NA, our wholly-owned subsidiary are jointly and severally liable for the obligations under the 9.25% debentures due 2021 and the 7.40% debentures due 2035 issued by BFI through unconditional guarantees. We are also jointly and severally liable for the obligations under the $20.0 million 5.15% unsecured tax-exempt bonds due 2015, the $56.8 million 5.20% unsecured tax-exempt bonds due 2018 and the $30.0 million variable rate unsecured tax-exempt bonds due 2017, issued by Allied NA, through unconditional guarantees. Certain other debt issued by us or our subsidiaries may also be guaranteed by us or our subsidiaries. At September 30, 2008, the maximum potential amount of future payments under the guarantees is the outstanding amount of the debt identified above and the amount for letters of credit issued under the 2005 Credit Facility. In accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), the guarantees are not recorded in our consolidated financial statements as they represent parent-subsidiary guarantees. We do not guarantee any third party debt.
Collateral —
Our 2005 Credit Facility is secured by the stock of substantially all of our subsidiaries and a security interest in substantially all of our assets. A portion of the collateral that collateralizes the 2005 Credit Facility is shared as collateral with the holders of certain of our senior secured notes and debentures.
The senior secured notes and debentures are collateralized by the stock of substantially all of the Browning-Ferris Industries, LLC (BFI) subsidiaries along with certain other Allied subsidiaries and a security interest in the assets of BFI, its domestic subsidiaries and certain other Allied subsidiaries. As of September 30, 2008, the book value of the assets of the subsidiaries that serve as collateral for these notes and debentures was approximately $9.0 billion, which represents approximately 65% of our consolidated total assets.
Interest expense and other —
Interest expense and other includes interest paid to third parties for our debt obligations (net of amounts capitalized), interest income, amortization or accretion of debt discounts or premiums, amortization of debt issuance costs and costs incurred to early extinguish debt.
Interest expense and other includes the following components (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest expense	$108.7	$120.6	$324.9	$371.3
Interest income	(1.2)	(2.2)	(3.5)	(4.1)
Interest capitalized for development projects	(3.4)	(5.2)	(10.0)	(14.3)
Accretion of debt and amortization of debt issuance costs	4.3	5.0	13.1	15.4
Costs incurred to early extinguish debt	0.4	13.0	0.4	59.2
Interest expense allocated to discontinued operations	—	(0.9)	—	(3.1)

Total interest expense and other	$108.8	$130.3	$324.9	$424.4

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
At September 30, 2008, approximately 80% of our debt was at fixed rate and 20% had variable interest rates. We had no interest rate swap contracts or other derivative and hedging activities at September 30, 2008.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Landfill Accounting
Landfill accounting —
We have a network of 158 owned or operated active landfills with a net book value of approximately $2.3 billion at September 30, 2008. In addition, we own or have responsibility for 115 closed landfills.
Landfill assets —
During 2008, we recorded asset impairment charges totaling $24.4 million, which is included in "(Gain) loss from divestitures and asset impairments” on the consolidated statement of operations. The asset impairment amount in 2008 consists primarily of a $5.4 million charge related to a landfill closure in the Midwest region in the second quarter as well as a $17.8 million charge recorded during the first quarter associated with another landfill closure in the Midwest region, for which we had previously recognized an impairment charge of $24.5 million in the third quarter of 2007. This landfill was managed by a third party under a partnership agreement until February 2007 when we assumed operator responsibilities. We have recorded our related capping, closure and post closure accruals at amounts which we believe are adequate based on currently existing information; however, as the closure process continues and additional information becomes known, our estimated costs may change.
The following is a rollforward of our investment in landfill assets excluding project costs and land held for permitting as landfills (in millions):

			Capping,
	Net Book Value of	Landfill	Closure and			Net Book Value at
Net Book Value at	Landfills Acquired,	Development	Post Closure	Landfill		September 30,
December 31, 2007	Net of Divestitures	Costs	Accruals (1)	Amortization	Other(2)	2008

$2,193.5	$—	$176.1	$31.5	$(165.2)	$42.1	$2,278.0

(1)	Includes an increase in both the landfill retirement obligation and the related landfill asset resulting from changes in the long-term closure and post-closure costs associated with two of our landfills in the Midwest region, for which we recognized the related pre-tax impairment charges of $23.2 million during the nine months ended September 30, 2008.

(2)	Other primarily consists of the aforementioned impairment charges of $23.2 million and an impairment adjustment of a landfill in our East region for $1.0 million, partially offset by a $62.9 million transfer from land improvements to landfill.
We expensed approximately $51.6 million and $61.2 million, or an average of $2.89 and $3.28 per ton consumed, related to landfill amortization during the three months ended September 30, 2008 and 2007, respectively. We expensed approximately $165.2 million and $170.7 million, or an average of $3.16 and $3.09 per ton consumed, related to landfill amortization during the nine months ended September 30, 2008 and 2007, respectively.
Capping, closure and post-closure —
Accretion expense for capping, closure and post-closure for the three months ended September 30, 2008 and 2007 was $14.4 million and $13.8 million, respectively, or an average of $0.81 and $0.74 per ton consumed, respectively. Accretion expense for capping, closure and post-closure for the nine months ended September 30, 2008 and 2007 was $43.0 million and $41.5 million, respectively, or an average of $0.82 and $0.75 per ton consumed, respectively.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Environmental costs —
Our ultimate liabilities for environmental matters may differ from the estimates determined in our assessments to date. We have determined that the recorded undiscounted liabilities for environmental matters as of September 30, 2008 and December 31, 2007 of approximately $172.5 million and $189.6 million, respectively, represents the most probable outcome of these matters. Using the high end of our estimate of the reasonably possible range, the outcome of these matters would result in approximately $15.5 million and $17.2 million of additional liability at September 30, 2008 and December 31, 2007, respectively. There were no significant environmental recovery receivables outstanding as of September 30, 2008.
The following table shows the activity and balances related to our environmental and capping, closure and post-closure accruals related to open and closed landfills from December 31, 2007 through September 30, 2008 (in millions):

	Balance at				Balance at
	December 31,	Accretion			September 30,
	2007	Expense	Other(1) (2)	Payments	2008
Environmental accruals	$189.6	$—	$2.4	$(19.5)	$172.5
Open landfills capping, closure, and post-closure accruals	452.1	26.2	(49.3)	(11.8)	417.2
Closed landfills capping, closure, and post-closure accruals	225.7	16.8	80.4	(37.6)	285.3

Total	$867.4	$43.0	$33.5	$(68.9)	$875.0

(1)	Amount in environmental accruals relates to changes in estimated costs of $14.3 million, principally associated with an existing Superfund site in the East region, two landfills in the Midwest region and a landfill in the West region. Amount also includes a $12.2 million favorable adjustment resulting from the resolution of an environmental obligation at a closed landfill in the East region.

(2)	Amounts for open and closed landfills primarily relate to $45.7 million reclassification from open to closed landfill capping, closure and post-closure liabilities as well as revisions in estimated closure and post-closure costs of $23.6 million and $7.7 million associated with two landfills in the Midwest region and a closed landfill in the in the East region.
7. Income Taxes
As of September 30, 2008, we had unrecognized tax benefits of $512 million. If these benefits are recognized before December 31, 2008, $20 million would favorably impact our effective tax rate with the majority of the remaining benefits reducing goodwill. Subsequent to December 31, 2008, the recognition of such benefits would favorably impact our effective tax rate under the requirements of SFAS 141(R). As a result of anticipated state tax related settlements, the amount of unrecognized tax benefits may decrease by approximately $15 to $25 million during the next twelve months.
We recognize interest and penalties relating to income tax matters as a component of income tax expense. As of September 30, 2008, we have accrued $140 million for interest and $2 million for penalties relating to income tax matters, including $19 million of interest accrued during the nine months ended September 30, 2008.
We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 2000 through 2006. Certain matters relating to these audits are discussed below.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On January 18, 2001, the IRS designated this type of transaction and other similar transactions as a “potentially abusive tax shelter” under IRS regulations. During 2002, the IRS proposed the disallowance of all of this capital loss. At the time of the disallowance, the primary argument advanced by the IRS for disallowing the capital loss was that the tax basis of the stock of the RMCs received by the BFI operating companies was required to be reduced by the amount of liabilities assumed by the RMCs even though such liabilities were contingent and, therefore, not liabilities recognized for tax purposes. Under the IRS interpretation, there was no capital loss on the sale of the stock since the tax basis of the stock should have approximated the proceeds received. We protested the disallowance to the Appeals Office of the IRS in August 2002.
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
On August 4, 2008, we received from the IRS a Statutory Notice of Deficiency (Notice) related to our utilization of BFI’s capital loss carryforward on our 1999 tax return. As we have previously paid the tax and interest for this year, the Notice relates only to the asserted penalty for 1999. We intend to file a suit for refund of tax and interest for this tax year.
If the capital loss deduction is fully disallowed, we estimate that it would have an impact of approximately $447 million ($376 million net of tax benefit) related to federal taxes, state taxes and interest. This amount has been fully accrued on our consolidated balance sheet. Because of the interest rate assessed on this matter, we have previously paid the IRS and various state tax authorities $239 million ($200 million net of tax benefit), including $196 million paid in the first quarter of 2008, for tax and interest related to the capital loss deductions taken on the 1999 income tax returns. During the fourth quarter of 2008, we expect to pay the IRS and various state tax authorities approximately $163 million ($132 million net of tax benefit) for tax and interest related to capital loss deductions taken on our 2000 — 2003 income tax returns. These payments do not represent a settlement with respect to the potential tax, interest or penalty related to this matter, nor do they prevent us from contesting the IRS tax adjustment applicable to our 1999 — 2003 taxable years in a federal refund action. The remaining impact of the capital loss disallowance, $45 million ($44 million net of tax benefit) will likely be paid in the normal course of future audit cycles for the tax years 2004 and beyond.
Additionally, the IRS and state authorities could ultimately impose penalties and penalty interest for any amount up to approximately $125 million, net of tax benefit, as of September 30, 2008, none of which has been accrued on our consolidated balance sheet.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Exchange of partnership interests. In April 2002, we exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly-owned subsidiaries. In August 2008, the IRS issued a formal notice of proposed adjustment contending that the exchange was a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $156 million plus accrued interest through September 30, 2008 of approximately $45 million ($28 million, net of tax benefit). Also, the IRS has proposed a penalty of 20% of the additional income tax due. The potential tax and interest (but not penalties) of a full adjustment for this matter have been fully reserved on our consolidated balance sheet at September 30, 2008.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
BFI Pension Plan:	2008	2007	2008	2007
Service cost	$—	$0.1	$0.2	$0.2
Interest cost	5.2	5.3	15.6	15.8
Expected return on plan assets	(8.1)	(7.5)	(24.3)	(22.4)
Recognized net actuarial loss	0.3	1.3	0.8	3.8

Net periodic benefit cost	$(2.6)	$(0.8)	$(7.7)	$(2.6)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
SERP:	2008	2007	2008	2007
Service cost	$0.2	$0.2	$0.6	$0.6
Interest cost	0.2	0.1	0.6	0.5
Amortization of prior service cost	0.1	0.1	0.2	0.5

Net periodic benefit cost	$0.5	$0.4	$1.4	$1.6

Multi-employer pension plans —
We contribute to 21 multi-employer pension plans under collective bargaining agreements covering union-represented employees. Approximately 20 percent of our total current employees are participants in such multi-employer plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. We do not administer these multi-employer plans, which are generally managed by a board of trustees with the unions appointing certain trustees and other contributing employers of the plan appointing certain members. We are generally not represented on the board of trustees.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Our pension expense for multi-employer plans was $6.5 million and $6.1 million for the three months ended September 30, 2008 and 2007, respectively, and $19.2 million and $17.9 million for the nine months ended September 30, 2008 and 2007, respectively.
9. Stockholders’ Equity
Series D senior mandatory convertible preferred stock —
Effective March 1, 2008, each of the outstanding shares of our Series D preferred stock automatically converted into 25.3165 shares of our common stock pursuant to the terms of the certificate of designations governing the Series D preferred stock. This increased our common shares outstanding by approximately 60.8 million shares and eliminated annual cash dividends of $37.5 million.
The conversion rate, pursuant to the terms set forth in the certificate of designations, was equal to $250.00 divided by $9.88 (the threshold appreciation price), as the average of the closing prices per share of our common stock on each of the 20 consecutive trading days ending on February 27, 2008 (the third trading day preceding the conversion date) was greater than the threshold appreciation price. Each holder of Series D preferred stock on the applicable record date received a cash payment equal to the amount of accrued and unpaid dividends. As a result of the automatic conversion, we will no longer pay quarterly dividends with respect to the Series D preferred stock. Each holder of Series D preferred stock on the conversion date received cash in lieu of any fractional shares of common stock issued upon conversion of the Series D preferred stock.
Accumulated other comprehensive loss —
Accumulated other comprehensive loss related to our defined benefit plans was $29.5 million, net of tax, at both September 30, 2008 and December 31, 2007. The amounts are included in stockholders’ equity.
Comprehensive income —
We had no items impacting comprehensive income other than net income for the three and nine months ended September 30, 2008 and 2007.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Net Income Per Common Share
Net income per common share from continuing operations is calculated as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008		2007
Basic earnings per share computation:
Income from continuing operations	$112.5	$66.9	$296.5		$192.2
Less: dividends on preferred stock	—	(9.4)	(6.2)		(28.1)

Income from continuing operations available to common shareholders	$112.5	$57.5	$290.3		$164.1

Weighted average common shares outstanding	433.1	369.3	418.5		368.6

Basic earnings per share from continuing operations	$0.26	$0.16	$0.69		$0.45

Diluted earnings per share computation:
Income from continuing operations	$112.5	$66.9	$296.5		$192.2
Less: dividends on preferred stock	—	(9.4)	—		(28.1)
Add back: Interest expense on senior subordinated convertible debentures, net of tax	1.6	1.5	4.6		4.4

Income from continuing operations available to common shareholders	$114.1	$59.0	$301.1		$168.5

Weighted average common shares outstanding	433.1	369.3	418.5		368.6
Dilutive effect of stock awards	2.0	1.8	1.9		2.0
Dilutive effect of senior subordinated convertible debentures	11.3	11.3	11.3		11.3
Dilutive effect of Series D preferred stock	—	—	13.3	(1)	—

Weighted average common and common equivalent shares outstanding	446.4	382.4	445.0		381.9

Diluted earnings per share from continuing operations	$0.26	$0.15	$0.68		$0.44

(1)	Reflects the portion of common shares issued in connection with the conversion of Series D preferred stock on March 1, 2008 which was not included in the weighted average common shares outstanding for the period.
In calculating earnings per share, we have not assumed conversion of the following securities into common shares since the effects of those conversions would be anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock options	6.8	4.1	7.7	4.1
Series D preferred stock	—	60.8	—	60.8
11. Commitments and Contingencies
Litigation —
We are subject to extensive and evolving laws and regulations and have implemented our own safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may impact earnings and cash flows for a particular period. We accrue for legal matters and regulatory compliance contingencies when such costs are probable and can be reasonably estimated. Although the ultimate outcome of any legal matter cannot be predicted with certainty, except as described in the discussion of our outstanding tax matters with the IRS (see Note 7, Income Taxes), we do not believe that the outcome of our pending legal and administrative proceedings will have a material adverse impact on our consolidated liquidity, financial position or results of operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A consolidated amended class action complaint was filed against us and five of our current and former officers on March 31, 2005 in the U.S. District Court for the District of Arizona, consolidating three lawsuits previously filed on August 9, 2004, August 27, 2004 and September 30, 2004. The amended complaint asserted claims against all defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and claims against the officers under Section 20(a) of the Securities Exchange Act. The complaint alleged that from February 10, 2004 to September 13, 2004, the defendants caused false and misleading statements to be issued in our public filings and public statements regarding our anticipated results for fiscal year 2004. The lawsuit sought an unspecified amount of damages. We filed a motion to dismiss the complaint on May 2, 2005. On December 15, 2005, the U.S. District Court for the District of Arizona granted our motion and dismissed the lawsuit with prejudice. The plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. The appeal was fully briefed and oral argument before the Court of Appeals was held on April 17, 2008. On April 29, 2008, the U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal with prejudice. The due date for plaintiffs to file a petition for a writ of certiorari to the U.S. Supreme Court was July 28, 2008. Plaintiffs did not file a writ of certiorari and the matter is now concluded.
A verified consolidated amended class action complaint was filed on behalf of the securities holders of Republic Services, Inc. (Republic) against us, Republic and certain of Republic’s officers and directors (the Individual Defendants) on September 24, 2008 (the Amended Complaint) in the Court of Chancery in the State of Delaware, consolidating two class action lawsuits previously filed in the Delaware Court of Chancery. We were named as a defendant only in the second of the previously filed lawsuits. The Amended Complaint asserts a claim against the Individual Defendants for breach of their fiduciary duties in connection with the proposed merger of Republic and us, and asserts a claim against us for aiding and abetting the Individual Defendants’ breaches of their fiduciary duties. The Amended Complaint alleges that the proposed merger will result in a material dilution of Republic shareholders’ ownership and holdings, a loss of control over Republic and potentially a loss of Republic’s investment grade rating. The Amended Complaint further alleges as to Republic and the Individual Defendants that: Waste Management, Inc. made superior proposals on July 14 and August 11, 2008 to purchase all of the shares of Republic, which Republic and the Individual Defendants improperly failed to pursue; Republic and the Individual Defendants adopted certain improper defensive measures to thwart a superior proposal, including a stockholders’ rights plan and certain bylaw amendments; and Republic and the Individual Defendants are responsible for issuance of an amended joint proxy statement/prospectus in connection with the proposed merger, which is materially false and misleading. The Complaint alleges as to us that we aided and abetted the Individual Defendants in their breaches of fiduciary duties by actively and knowingly encouraging and participating in the breaches to obtain substantial financial benefits of the merger. Plaintiffs seek to: preliminarily and permanently enjoin defendants from closing the proposed merger; rescind the merger if it is consummated; preliminarily and permanently enjoin enforcement of the defensive measures implemented by Republic; have an order entered directing the Individual Defendants to fully evaluate alternatives to the proposed merger; obtain an accounting for all damages suffered by plaintiffs and the class as a result of defendants’ wrongful conduct; and obtain an award of plaintiffs’ costs, expenses and fees. Plaintiffs have requested that the Court schedule a hearing on a motion for preliminary injunctive relief. The hearing is likely to occur prior to Republic’s and our stockholder meetings to consider the proposed merger to prevent the closing of the merger. We intend to vigorously defend the allegations made against us in the Amended Complaint.
In the normal course of conducting our landfill operations, we are involved in legal and administrative proceedings relating to the process of obtaining and defending the permits that allow us to operate our landfills.
In September 1999, neighboring parties and others filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from a dispute years earlier related largely to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 1.4 million tons at September 30, 2008. Nonetheless, the

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a Texas state trial court in the civil lawsuit issued a judgment, including an injunction that effectively revoked the expansion permit that was granted by the TCEQ in 2001 because it would require us to operate the landfill according to a prior permit granted in 1988 as well as comply with other requirements that the plaintiffs had requested. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001. In the administrative expansion permit proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.
In April 2006, the Texas Court of Appeals ruled on the civil litigation. The Court dissolved the injunction granted in 2003, which would have effectively prevented us from operating the landfill under the expansion permit and potentially required the relocation of over 2 million tons of waste at cost exceeding $50 million, but also required us to pay a damage award of approximately $2 million plus attorney’s fees and interest. On April 27, 2006, all parties filed motions for rehearing, which were denied by the Texas Court of Appeals. Subsequently, all parties filed petitions for review to the Texas Supreme Court. On November 28, 2007, the Texas Supreme Court denied the petitions for review. On October 29, 2007, two petitioners, North Alamo Water Supply Company (North Alamo) and Engelman Irrigation District (Engelman), filed a motion for re-hearing. On January 11, 2008, the Court denied the petitioners’ motion for re-hearing. We have made payments to Engelman and Hidalgo County and obtained releases of the judgment from those entities. We previously paid North Alamo the damages award due under the judgment. In August 2008, we agreed to pay $325,000 to settle the remaining dispute regarding the amount of the attorney’s fees award owed to North Alamo.
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
On November 23, 2005, we received a letter from the San Joaquin District Attorney’s Office, Environmental Prosecutions Unit, (the District Attorney) alleging violations of California permit and regulatory requirements relating to Forward, Inc. (Forward), our wholly-owned subsidiary, and the operation of its landfill. The District Attorney is investigating whether Forward may have (i) mixed green waste with food waste as “alternative daily cover”; (ii) exceeded the daily and weekly tonnage intake limits; (iii) allowed a concentration of methane gas well in excess of 5 percent; or (iv) accepted hazardous waste at a landfill which is not authorized to accept hazardous waste. Such conduct allegedly violates provisions of Business and Professions Code sections 17200, et seq., by virtue of violations of Public Resources Code Division 30, Part 4, Chapter 3, Article 1, sections 44004 and 44014(b); California Code of Regulations Title 27, Chapter 3, Subchapter 4, Article 6, sections 20690(11) and 20919.5; and Health and Safety Code sections 25200, 25100, et seq, and 25500, et seq. On December 7, 2006, Forward received a subpoena and interrogatories from the District Attorney and responded to both as of February 15, 2007. On October 1, 2008, the District Attorney served suit against us alleging violations of the California Business and Professional Code sections 17200, et seq. and is seeking monetary sanctions of up to $2,500 per violation and a permanent injunction to obey all applicable laws and regulations. We intend to vigorously defend the allegations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
By letter dated April 18, 2007, the EPA issued to us a Notice of Violation (NOV), alleging that we were in violation of the federally enforceable state implementation plan for Massachusetts under the Clean Air Act, because, the NOV alleged, certain of our trucks had been observed in violation of a Massachusetts regulation limiting truck idling to no more than five minutes. The NOV alleged 63 separate instances of alleged excessive idling. On September 23, 2008, the U.S. District Court for the District of Massachusetts entered a judgment approving settlement of the matter for a payment of $195,000 and the incorporation of certain elements of our existing anti-idling program into a federally enforceable consent decree.
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
On July 10, 2008, the State of West Virginia Department of Environmental Protection filed suit against our subsidiary Allied Waste Sycamore Landfill, LLC (Sycamore Landfill) in Putnam County Circuit Court alleging thirty-eight violations of the Solid Waste Management Act, W. Va. Code sec. 22-15-1 et seq, the Water Pollution Control Act, W. Va. Code Sec. 22-11-1 et seq and the Groundwater Protection Act, W. Va. Code sec. 22-12-1 et seq. (collectively the “Applicable Statues”) between January 2007 and August 2007. The State is seeking injunctive relief requiring the Sycamore Landfill to comply with the Applicable Statues as well to eliminate all common law public nuisances, and is seeking monetary sanctions of up to $25,000 per day for each violation. We intend to vigorously defend the allegations.
On October 3, 2008, a jury in federal district court in Boston, Massachusetts, returned a verdict in favor of plaintiff and against defendant, Allied Waste, in a breach of contract action. The jury concluded that, between 1997 and 2002, we had failed to deliver as much fiber recyclables as required under a contract and the jury stated that damages were approximately $10.4 million. Under applicable law, prejudgment interest of 12% per year (approximately $10 million through September 30, 2008) will be automatically added to the verdict amount when judgment is entered by the court. We believe that there were erroneous rulings by the court at trial which warrant a new trial or a significant reduction of the damages awarded by the jury, and we intend vigorously to pursue these remedies both in the trial court and, if necessary, on appeal. There can be no assurance, however, that either the post-trial motions or the appeal will be successful. In addition to the claims decided by the jury, several other claims remain to be decided by the judge. One claim yet to be decided is plaintiff’s claim under a Massachusetts law which allows the judge to impose a penalty of up to twice the jury’s verdict plus attorney’s fees if the defendant is found to have engaged in certain types of unfair business practices. We believe that the potential that we will be found liable under this claim or any of the other remaining claims is remote, although there can be no assurance that we will prevail. We have established a reserve in our consolidated balance sheet as of September 30, 2008 which represents our best estimate of the amount that we ultimately expect to incur to resolve this matter.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Royalties —
We have entered into agreements to pay royalties to prior landowners, lessors or host community where the landfill is located, based on waste tonnage disposed at specified landfills. The payments are generally payable quarterly and amounts incurred, but not paid, are accrued in the accompanying consolidated balance sheets. Royalties are accrued as tonnage is disposed of in the landfill.
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
At September 30, 2008, we had the following financial instruments and collateral in place to secure our financial assurance obligations (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$730.9	$—	$—	$—	$730.9
Surety bonds	742.0	488.2	—	—	1,230.2
Trust deposits	85.3	—	—	—	85.3
Letters of credit (1)	370.1	64.1	233.5	292.0	959.7

Total	$1,928.3	$552.3	$233.5	$292.0	$3,006.1

(1)	These amounts were issued under the 2005 Revolver, the Incremental Revolving Letter of Credit and the Institutional Letter of Credit Facility under our 2005 Credit Facility.
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
Off-balance sheet arrangements —
We have no off-balance sheet debt or similar obligations, other than operating leases and the financial assurance discussed above which are not classified as debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We have not guaranteed any third party debt.

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
The tables below reflect certain information relating to the continuing operations of our geographic operating segments (in millions):
Revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
East	$420.7	$412.2	$1,224.9	$1,210.4
Midwest	385.9	361.8	1,098.3	1,040.7
South	346.6	336.3	1,025.1	1,001.1
West	414.1	404.8	1,218.8	1,178.8

Total reportable segments	1,567.3	1,515.1	4,567.1	4,431.0
Other (1)	38.9	41.2	105.6	117.4

Total per financial statements	$1,606.2	$1,556.3	$4,672.7	$4,548.4

(1)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a regional basis.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating income before depreciation and amortization: (1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
East(2)	$137.8	$128.1	$379.5	$354.2
Midwest(2)	120.4	83.8	303.1	284.1
South	112.0	99.9	323.8	296.8
West	140.0	139.2	400.9	397.5

Total operating income before depreciation and amortization for reportable segments	$510.2	$451.0	$1,407.3	$1,332.6

(1)	See following table for reconciliation to income from continuing operations before income taxes and minority interest per the consolidated statements of operations.

(2)	During the first quarter of 2008, we recorded asset impairment charges of $1.0 million in the East region and $18.0 million in the Midwest region, of which $17.8 million related to a landfill closure. We recorded an asset impairment charge of $5.4 million during 2008 relating to another landfill in the Midwest region of which $5.1 million was recorded during the second quarter of 2008. See Note 6, Landfill Accounting. These asset impairment charges are included in “(Gain) loss from divestitures and asset impairments” on the consolidated statements of operations.
A reconciliation of our primary measure of segment profitability (total operating income before depreciation and amortization for reportable segments) to income from continuing operations before income taxes in our consolidated statements of operations is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Total operating income before depreciation and amortization for reportable segments	$510.2	$451.0	$1,407.3	$1,332.6
Depreciation and amortization	(134.1)	(142.7)	(411.6)	(412.6)
Interest expense	(108.8)	(130.3)	(324.9)	(424.4)
Other(1)	(57.8)	(56.9)	(133.6)	(158.9)

Income from continuing operations before income taxes	$209.5	$121.1	$537.2	$336.7

(1)	Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on a regional basis, including National Accounts where work has been subcontracted. Included in both the three and nine months ended September 30, 2008 are transaction costs associated with our proposed merger with Republic of $12.5 million and $21.5 million, which are reported in “Merger related costs” on the consolidated statements of operations.
The following table shows our total revenues by service line. Intercompany revenues have been eliminated (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Collection
Residential	$312.3	$304.9	$917.7	$899.5
Commercial	422.2	390.5	1,234.1	1,140.9
Roll-off(1)	333.0	332.0	970.9	969.5
Recycling	59.5	53.8	172.9	155.2

Total collection	1,127.0	1,081.2	3,295.6	3,165.1

Disposal
Landfill	220.1	214.9	634.7	624.4
Transfer	114.4	112.7	319.0	330.6

Total disposal	334.5	327.6	953.7	955.0

Recycling - commodity	61.0	66.4	193.7	190.9

Other(2)	83.7	81.1	229.7	237.4

Total revenues	$1,606.2	$1,556.3	$4,672.7	$4,548.4

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles.

(2)	Consists primarily of revenue from our National Accounts where the work has been subcontracted, revenue generated from transporting waste via railway and revenue from liquid waste disposal. National Accounts revenue included in other revenue represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset by the corresponding subcontract costs.

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

	Three Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2007
		Operating income		Operating income
		before depreciation		before depreciation
	Revenues	and amortization	Revenues	and amortization
Midwest	$4.1	$1.3	$15.6	$4.8
South	4.5	—	35.3	6.2

Total discontinued operations	$8.6	$1.3	$50.9	$11.0

13. Statements of Cash Flows
Supplemental cash flow disclosures and non-cash transactions for the nine months ended September 30 are as follows (in millions):

	2008		2007
Supplemental disclosures -
Interest paid (net of amounts capitalized)	$304.4		$341.2
Income taxes paid (net of refunds)	272.8	(1)	29.0

Non-cash transactions -
Liabilities incurred or assumed in acquisitions	$—		$1.9
Accrued dividends on preferred stock	—		3.1

(1)	Includes a payment of $196 million related to an IRS matter. See Note 7, Income Taxes.
Cash and cash equivalents —
At September 30, 2008 and 2007, the book credit balance of $43.7 million and $90.2 million, respectively, in our primary disbursement account was reported in accounts payable. We revised the classification of the net change in our primary disbursement account totaling $8.7 million for the nine months ended September 30, 2007 from a financing activity to an operating activity to conform with our current presentation in the consolidated statements of cash flows as checks presented for payment are not payable by our bank under our Credit Facility or any other overdraft arrangement and as such do not represent short term borrowings.
Restricted cash —
We obtain funds through the issuance of tax-exempt bonds for the purpose of financing qualifying expenditures at our landfills, transfer and hauling facilities. The funds are deposited directly into trust accounts by the bonding authority at the time of issuance. As we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash in our consolidated balance sheets and proceeds from bond issuances are excluded from financing activities in our consolidated statements of cash flows. Reimbursements from the trusts for qualifying expenditures are presented as net receipts from restricted trusts in financing activities in our consolidated statements of cash flows. Cash received from the trusts totaled $115.4 million and $50.5 million during the nine months ended September 30, 2008 and 2007. Restricted cash at September 30, 2008 and December 31, 2007 was $35.8 million and $26.1 million, respectively.
We are required to provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and/or related to our performance under certain collection, landfill and transfer station contracts. At several of our landfills, we satisfy financial assurance requirements by depositing cash into restricted trust funds or escrow accounts. These escrow accounts and trust funds were $49.5 million and $47.6 million at September 30, 2008 and December 31, 2007, respectively, and are considered long-term and are included in “Other assets” in our consolidated balance sheets.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Condensed Consolidating Financial Statements
All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt (see Note 5, Long-term Debt, for detail of guarantors). Presented below are Unaudited Condensed Consolidating Balance Sheets as of September 30, 2008 and December 31, 2007, Unaudited Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2008 and 2007, and Unaudited Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 including Allied (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries that are not guarantors (Non-Guarantors). We do not believe that the separate financial statements and related footnote disclosures concerning the Guarantors would provide any additional information that would be material to investors making an investment decision.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	September 30, 2008
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$—	$1.0	$85.3	$16.4	$—	$102.7
Restricted cash	—	35.8	—	—	—	35.8
Accounts receivable, net	—	—	231.0	539.2	—	770.2
Prepaid and other current assets	—	0.2	46.9	60.3	(19.3)	88.1
Deferred income taxes, net	—	—	93.7	10.2	—	103.9

Total current assets	—	37.0	456.9	626.1	(19.3)	1,100.7
Property and equipment, net	—	—	4,505.2	27.5	—	4,532.7
Goodwill	—	—	7,943.6	72.4	—	8,016.0
Investment in subsidiaries	2,793.5	15,909.4	488.5	—	(19,191.4)	—
Other assets, net	5.2	73.9	237.5	1,258.6	(1,236.4)	338.8

Total assets	$2,798.7	$16,020.3	$13,631.7	$1,984.6	$(20,447.1)	$13,988.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$—	$—	$2.4	$400.0	$—	$402.4
Accounts payable	—	0.1	438.6	5.4	—	444.1
Accrued closure, post-closure and environmental costs	—	—	6.2	75.1	—	81.3
Accrued interest	4.5	86.8	30.4	1.2	(19.3)	103.6
Other accrued liabilities	76.7	0.3	263.8	230.6	—	571.4
Unearned revenue	—	—	247.4	9.0	—	256.4

Total current liabilities	81.2	87.2	988.8	721.3	(19.3)	1,859.2
Long-term debt, less current portion	230.0	5,159.6	678.1	—	—	6,067.7
Deferred income taxes	—	—	478.1	(5.8)	—	472.3
Accrued closure, post-closure and environmental costs	—	—	390.9	402.8	—	793.7
Due to/(from) parent	(1,760.7)	8,057.1	(6,188.9)	(107.5)	—	—
Other long-term obligations	21.8	1.5	1,765.2	18.8	(1,238.4)	568.9
Stockholders’ equity	4,226.4	2,714.9	15,519.5	955.0	(19,189.4)	4,226.4

Total liabilities and stockholders’ equity	$2,798.7	$16,020.3	$13,631.7	$1,984.6	$(20,447.1)	$13,988.2

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Three Months Ended September 30, 2008
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,546.0	$60.2	$—	$1,606.2
Cost of operations	—	—	961.1	24.9	—	986.0
Selling, general and administrative expenses	6.5	—	145.2	3.9	—	155.6
Merger related costs	12.5	—	—	—	—	12.5
Depreciation and amortization	—	—	132.6	1.5	—	134.1
Gain from divestitures and asset impairments	—	—	(0.3)	—	—	(0.3)

Operating income (loss)	(19.0)	—	307.4	29.9	—	318.3
Equity in earnings (losses) of subsidiaries	100.8	174.1	18.2	—	(293.1)	—
Interest expense and other	(2.9)	(84.8)	(22.1)	1.0	—	(108.8)
Intercompany interest income (expense)	39.0	(41.9)	(17.0)	19.9	—	—
Management fee income (expense)	2.2	—	(1.9)	(0.3)	—	—

Income (loss) before income taxes	120.1	47.4	284.6	50.5	(293.1)	209.5
Income tax (expense) benefit	(7.6)	47.4	(117.7)	(19.0)	—	(96.9)
Minority interests	—	—	—	(0.1)	—	(0.1)

Net income	112.5	94.8	166.9	31.4	(293.1)	112.5
Dividends on preferred stock	—	—	—	—	—	—

Net income available to common shareholders	$112.5	$94.8	$166.9	$31.4	$(293.1)	$112.5

	Nine Months Ended September 30, 2008
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$4,451.6	$221.1	$—	$4,672.7
Cost of operations	—	—	2,809.4	96.9	—	2,906.3
Selling, general and administrative expenses	19.6	—	416.4	11.7	—	447.7
Merger related costs	21.5	—	—	—	—	21.5
Depreciation and amortization	—	—	407.4	4.2	—	411.6
Loss from divestitures and asset impairments	—	—	23.5	—	—	23.5

Operating income (loss)	(41.1)	—	794.9	108.3	—	862.1
Equity in earnings (losses) of subsidiaries	251.3	468.5	38.6	—	(758.4)	—
Interest income (expense) and other	(8.5)	(258.3)	(60.4)	2.3	—	(324.9)
Intercompany interest income (expense)	115.4	(119.5)	(56.6)	60.7	—	—
Management fee income (expense)	6.7	—	(5.6)	(1.1)	—	—

Income (loss) before income taxes	323.8	90.7	710.9	170.2	(758.4)	537.2
Income tax (expense) benefit	(27.3)	141.1	(290.5)	(63.0)	—	(239.7)
Minority interests	—	—	—	(1.0)	—	(1.0)

Net income	296.5	231.8	420.4	106.2	(758.4)	296.5
Dividends on preferred stock	(6.2)	—	—	—	—	(6.2)

Net income available to common shareholders	$290.3	$231.8	$420.4	$106.2	$(758.4)	$290.3

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Three Months Ended September 30, 2007
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,500.9	$55.4	$—	$1,556.3
Cost of operations	—	—	917.5	49.2	—	966.7
Selling, general and administrative expenses	6.7	—	146.2	3.6	—	156.5
Depreciation and amortization	—	—	141.2	1.5	—	142.7
Loss from divestitures and asset impairments	—	—	39.0	—	—	39.0

Operating income (loss)	(6.7)	—	257.0	1.1	—	251.4
Equity in earnings (losses) of subsidiaries	8.3	101.1	6.2	—	(115.6)	—
Interest income (expense) and other	(2.8)	(107.2)	(20.0)	(0.3)	—	(130.3)
Intercompany interest income (expense)	37.5	(33.6)	(22.7)	18.8	—	—
Management fee income (expense)	2.1	—	(1.7)	(0.4)	—	—

Income before income taxes	38.4	(39.7)	218.8	19.2	(115.6)	121.1
Income tax (expense) benefit	(11.2)	43.5	(79.1)	(7.0)	—	(53.8)
Minority interests	—	—	—	(0.4)	—	(0.4)

Net income from continuing operations	27.2	3.8	139.7	11.8	(115.6)	66.9
Discontinued operations, net of tax	—	—	(39.7)	—	—	(39.7)

Net income	27.2	3.8	100.0	11.8	(115.6)	27.2
Dividends on preferred stock	(9.4)	—	—	—	—	(9.4)

Net income available to common shareholders	$17.8	$3.8	$100.0	$11.8	$(115.6)	$17.8

	Nine Months Ended September 30, 2007
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$4,383.6	$164.8	$—	$4,548.4
Cost of operations	—	—	2,707.7	145.8	—	2,853.5
Selling, general and administrative expenses	21.0	—	449.2	10.5	—	480.7
Depreciation and amortization	—	—	408.2	4.4	—	412.6
Loss (gain) from divestitures and asset impairments	—	—	40.5	—	—	40.5

Operating income (loss)	(21.0)	—	778.0	4.1	—	761.1
Equity in earnings (losses) of subsidiaries	102.3	374.8	18.6	—	(495.7)	—
Interest income (expense) and other	(8.3)	(355.9)	(61.5)	1.3	—	(424.4)
Intercompany interest income (expense)	111.8	(93.3)	(74.6)	56.1	—	—
Management fee income (expense)	6.4	—	(5.1)	(1.3)	—	—

Income (loss) before income taxes	191.2	(74.4)	655.4	60.2	(495.7)	336.7
Income tax (expense) benefit	(32.9)	167.1	(256.2)	(22.1)	—	(144.1)
Minority interests	—	—	—	(0.4)	—	(0.4)

Net income from continuing operations	158.3	92.7	399.2	37.7	(495.7)	192.2
Discontinued operations, net of tax	—	—	(33.9)	—	—	(33.9)

Net income	158.3	92.7	365.3	37.7	(495.7)	158.3
Dividends on preferred stock	(28.1)	—	—	—	—	(28.1)

Net income available to common shareholders	$130.2	$92.7	$365.3	$37.7	$(495.7)	$130.2

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30, 2008
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used for) provided by operating activities from continuing operations	$(23.9)	$(341.0)	$795.9	$107.8	$—	$538.8
Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	0.2	—	—	0.2
Proceeds from sale of fixed assets	—	—	15.8	—	—	15.8
Capital expenditures, excluding acquisitions	—	—	(493.4)	(7.6)	—	(501.0)
Capitalized interest	—	—	(10.0)	—	—	(10.0)
Other	—	—	0.2	—	—	0.2

Cash used for investing activities from continuing operations	—	—	(487.2)	(7.6)	—	(494.8)

Financing activities —
Proceeds from long-term debt, net of issuance costs	—	529.1	—	27.7	—	556.8
Payments of long-term debt	—	(665.1)	(171.6)	(22.2)	—	(858.9)
Payments of preferred stock dividends	(9.4)	—	—	—	—	(9.4)
Net receipts from restricted trusts	—	115.4	—	—	—	115.4
Net proceeds from sale of common stock, exercise of stock options and other	23.9	—	—	—	—	23.9
Intercompany between issuer and subsidiaries	9.4	362.5	(268.2)	(103.7)	—	—

Cash provided by (used for) financing activities from continuing operations	23.9	341.9	(439.8)	(98.2)	—	(172.2)

Cash provided by discontinued operations	—	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	—	0.9	(131.1)	2.0	—	(128.2)
Cash and cash equivalents, beginning of period	—	0.1	216.4	14.4	—	230.9

Cash and cash equivalents, end of period	$—	$1.0	$85.3	$16.4	$—	$102.7

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30, 2007
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used for) provided by operating activities from continuing operations	$(21.5)	$(413.4)	$1,118.5	$58.4	$—	$742.0

Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	91.2	—	—	91.2
Proceeds from sale of fixed assets	—	—	12.0	—	—	12.0
Capital expenditures, excluding acquisitions	—	—	(489.5)	(6.6)	—	(496.1)
Capitalized interest	—	—	(14.3)	—	—	(14.3)
Other	—	—	—	—	—	—

Cash used for investing activities from continuing operations	—	—	(400.6)	(6.6)	—	(407.2)

Financing activities —
Proceeds from long-term debt, net of issuance costs	—	1,290.8	—	88.3	—	1,379.1
Payments of long-term debt	—	(1,754.7)	(5.5)	(18.3)	—	(1,778.5)
Payments of preferred stock dividends	(28.1)	—	—	—	—	(28.1)
Net receipts from restricted trusts	—	50.5	—	—	—	50.5
Net proceeds from sale of common stock, exercise of stock options and other	21.5	—	—	—	—	21.5
Intercompany between issuer and subsidiaries	28.1	825.8	(710.7)	(143.2)	—	—

Cash provided by (used for) financing activities from continuing operations	21.5	412.4	(716.2)	(73.2)	—	(355.5)

Cash provided by discontinued operations	—	—	(5.9)	—	—	(5.9)

Decrease in cash and cash equivalents	—	(1.0)	(4.2)	(21.4)	—	(26.6)
Cash and cash equivalents, beginning of period	—	—	68.3	25.8	—	94.1

Cash and cash equivalents, end of period	$—	$(1.0)	$64.1	$4.4	$—	$67.5

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
We consistently invest capital to support the ongoing operations of our landfill and collection business. Landfills are highly engineered, sophisticated facilities similar to civil works. Each year we invest capital at our 158 owned or operated active landfills to provide sufficient capacity to receive the waste volume we handle. In addition, we have approximately 11,400 collection vehicles and approximately 1.2 million containers to serve our collection customers. Our vehicles and containers endure rough conditions each day and must be routinely maintained and replaced. During the nine months ended September 30, 2008, we invested $501.0 million of capital into the business (see Note 3, Property and Equipment, for detail by fixed asset category). In 2008, total capital expenditures are expected to be approximately $650 million.
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
Income from continuing operations for the three months ended September 30, 2008 increased to $112.5 million, or $0.26 per diluted share, from $66.9 million, or $0.15 per diluted share, for the three months ended September 30, 2007. Income from continuing operations for the nine months ended September 30, 2008 was $296.5 million, or $0.68 per diluted share, compared to $192.2 million, or $0.44 per diluted share, for the same period in the prior year. The increase during the three and nine months ended September 30, 2008 was primarily attributable to higher operating income and lower interest expense, partially offset by higher income tax expense.
Our organic revenue growth was 3.2% for the three months ended September 30, 2008 compared to 1.9% for the same period in the prior year. Revenue during the third quarter of 2008 increased across all lines of business except for the recycling — commodity line of business. Operating income during the third quarter of 2008 increased by $66.9 million over the same period in 2007, driven by increases in revenues as a result of favorable price growth, lower depreciation and amortization expense and the absence of divestiture loss and asset impairment charges compared to the same period in the prior year. The increase is partially offset by higher costs of operation as well as merger related costs. We incurred $12.5 million of merger related costs, primarily consisting of financial advisor and legal fees, in association with our proposed merger with Republic Services, Inc. (Republic). See Note 1 to our consolidated financial statements.

Organic revenue growth for the nine months ended September 30, 2008 was 2.4% compared to 2.6% for the same period in the prior year. Revenue during the nine months ended September 30, 2008 increased across all primary lines of business except for our transfer and other lines of business. The increase in operating income during the nine months ended September 30, 2008 of $101.0 million was driven by favorable price growth, lower selling, general and administrative costs as well as lower divestiture loss and asset impairment charges compared to the same period in the prior year. These improvements were partially offset by higher costs of operations and merger related costs.
During 2008, we recorded loss from divestitures and asset impairment charges totaling $23.5 million, primarily consisting of impairment charges associated with two landfill closures in our Midwest region. We have recorded our related capping, closure and post closure accruals at amounts which we believe are adequate based on currently existing information; however, as the closure process continues and additional information becomes known, our estimated costs may change.
Our pricing programs and operational effectiveness initiatives continue to drive improved profitability and improved returns on invested capital. These programs help mitigate the impact of inflation on our cost of operations, particularly preventing margin deterioration in an economically challenging environment. Our cost of operations as a percentage of revenues in the three and nine months ended September 30, 2008 has decreased to 61.4% and 62.2% compared to 62.0% and 62.7% during the same periods in the prior year. In addition, we continue to focus on improving our return on invested capital by evaluating the return potential of new capital expenditures and by evaluating opportunities to divest operations that do not provide an adequate return.
We plan to invest approximately $650 million in capital expenditures during 2008, a portion of which relates to investment in our fleet. We spent $144.1 million and $501.0 million, respectively, on capital expenditures during the three and nine months ended September 30, 2008. We expect this investment, along with improved maintenance practices, to continue to have a favorable impact on safety, maintenance costs and route productivity. Maintenance and repairs for the three and nine months ended September 30, 2008 decreased to $117.1 million or 4.6% and $349.7 million or 4.1% from the comparable periods in 2007 as we continued to benefit from a newer fleet coupled with improved maintenance practices.
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
On February 13, 2008, we paid to the IRS $196 million for tax and interest related to the capital loss deductions taken on our 1999 income tax return due to the interest rate being assessed on this matter. We funded this payment with available cash flows and borrowings from our 2005 Revolver. During the fourth quarter of 2008, we expect to pay the IRS and state tax authorities approximately $163 million of tax and interest related to this matter, primarily associated with our 2000 through 2003 income tax returns. These payments do not represent a settlement with respect to the potential tax, interest or penalty related to the outstanding matter nor do they prevent us from contesting the IRS tax adjustment applicable to our 1999 through 2003 taxable years in a federal refund action.

Effective March 1, 2008, each of the outstanding shares of our Series D preferred stock automatically converted into 25.3165 shares of our common stock pursuant to the terms of the certificate of designations governing the Series D preferred stock. This increased our common shares outstanding by approximately 60.8 million shares and eliminated annual cash dividends of $37.5 million.
In May 2008, we renewed our $400 million accounts receivable securitization program, which matures in May 2009. In September 2008, we amended the definition of “change of control” in our $400 million accounts receivable securitization facility to allow for the proposed merger with Republic. Also during 2008, we issued in aggregate approximately $125 million of variable rate, unsecured tax-exempt bonds with stated maturity dates between 2016 and 2024. Proceeds from these tax-exempt bonds are used to finance qualifying expenditures at our landfills, transfer and hauling facilities.
During the third quarter of 2008, we made optional prepayments of $135 million on the 2005 Term Loan. These payments were made with excess cash flow from operations.
Our debt to total capitalization ratio was 60.5% and 63.0% at September 30, 2008 and December 31, 2007, respectively.
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
On June 22, 2008, we entered into a definitive merger agreement with Republic which is expected to be completed in the fourth quarter of 2008. Under the terms of the agreement, our shareholders will receive 0.45 shares of Republic common stock for each share of Allied common stock held. In completing the transaction, Republic is expected to issue approximately 196.2 million shares of common stock to Allied shareholders, representing approximately 52% ownership of the combined company on a diluted basis. On July 14, 2008, Waste Management, Inc. (Waste Management) announced an unsolicited offer to acquire Republic. On July 18, 2008, Republic announced that it would not engage in discussions with Waste Management because the offer could not reasonably be expected to be superior to the Republic—Allied merger. On August 11, 2008, Waste Management announced a revised unsolicited proposal to acquire Republic. On August 14, 2008, Republic determined that the revised proposal did not meet the standard in the definitive merger agreement to allow Republic to furnish information to, or have discussions or negotiations with Waste Management. On October 13, 2008, Waste Management announced its withdrawal from the bid for Republic.

Results of Operations
Three and nine months ended September 30, 2008 and 2007
The following table sets forth our results of operations and percentage relationship that the various items bear to revenues for the periods indicated (in millions, except percentages).

	Three Months Ended September 30,
	2008		2007
Revenues	$1,606.2	100.0%	$1,556.3	100.0%
Cost of operations	986.0	61.4	966.7	62.0
Selling, general and administrative expenses	155.6	9.7	156.5	10.1
Merger related costs	12.5	0.8	—	—
Depreciation and amortization	134.1	8.3	142.7	9.2
(Gain) loss from divestitures and asset impairments	(0.3)	(0.0)	39.0	2.5

Operating income	318.3	19.8	251.4	16.2
Interest expense and other	108.8	6.8	130.3	8.4

Income from continuing operations before income taxes	209.5	13.0	121.1	7.8
Income tax expense	96.9	6.0	53.8	3.5
Minority interests	0.1	0.0	0.4	0.0

Income from continuing operations	112.5	7.0	66.9	4.3
Discontinued operations, net of tax	—	—	(39.7)	(2.6)

Net income	112.5	7.0	27.2	1.7
Dividends on preferred stock	—	—	(9.4)	(0.6)

Net income available to common shareholders	$112.5	7.0%	$17.8	1.1%

	Nine Months Ended September 30,
	2008		2007
Revenues	$4,672.7	100.0%	$4,548.4	100.0%
Cost of operations	2,906.3	62.2	2,853.5	62.7
Selling, general and administrative expenses	447.7	9.6	480.7	10.6
Merger related costs	21.5	0.4	—	—
Depreciation and amortization	411.6	8.8	412.6	9.1
Loss from divestitures and asset impairments	23.5	0.5	40.5	0.9

Operating income	862.1	18.5	761.1	16.7
Interest expense and other	324.9	7.0	424.4	9.3

Income from continuing operations before income taxes	537.2	11.5	336.7	7.4
Income tax expense	239.7	5.2	144.1	3.2
Minority interests	1.0	0.0	0.4	0.0

Income from continuing operations	296.5	6.3	192.2	4.2
Discontinued operations, net of tax	—	—	(33.9)	(0.7)

Net income	296.5	6.3	158.3	3.5
Dividends on preferred stock	(6.2)	(0.1)	(28.1)	(0.6)

Net income available to common shareholders	$290.3	6.2%	$130.2	2.9%

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

The following table shows our total reported revenues by service line. Intercompany revenues have been eliminated.
Revenues by service line (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Collection
Residential	$312.3	19.5%	$304.9	19.6%	$917.7	19.6%	$899.5	19.8%
Commercial	422.2	26.3	390.5	25.1	1,234.1	26.4	1,140.9	25.1
Roll-off (1)	333.0	20.7	332.0	21.3	970.9	20.8	969.5	21.3
Recycling	59.5	3.7	53.8	3.5	172.9	3.7	155.2	3.4

Total collection	1,127.0	70.2	1,081.2	69.5	3,295.6	70.5	3,165.1	69.6

Disposal
Landfill	220.1	13.7	214.9	13.8	634.7	13.6	624.4	13.7
Transfer	114.4	7.1	112.7	7.2	319.0	6.8	330.6	7.3

Total disposal	334.5	20.8	327.6	21.0	953.7	20.4	955.0	21.0

Recycling — commodity	61.0	3.8	66.4	4.3	193.7	4.2	190.9	4.2

Other(2)	83.7	5.2	81.1	5.2	229.7	4.9	237.4	5.2

Total revenues	$1,606.2	100.0%	$1,556.3	100.0%	$4,672.7	100.0%	$4,548.4	100.0%

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles.

(2)	Consists primarily of revenue from our National Accounts where the work has been subcontracted, revenue generated from transporting waste via railway and revenue from liquid waste disposal.
Revenues increased 3.2% and 2.7% during the three and nine months ended September 30, 2008 over the same periods in 2007. Revenue increase in the commercial line of business accounted for the majority of the total collection business increase during both periods. Disposal revenue during the third quarter of 2008 experienced revenue growth in both the landfill and transfer lines of business. Disposal revenue declined slightly during the nine months ended September 30, 2008 as the decrease in transfer revenue more than offset the landfill revenue increase. Recycling — commodity revenue decreased during the third quarter of 2008 primarily driven by volume decline while the increase during the nine months ended September 30, 2008 resulted from increases in cardboard and newspaper commodity pricing, partially offset by lower volume. Other revenue increased slightly during the third quarter in 2008 and declined during the nine months ended September 30, 2008. The decrease in other revenue during 2008 was primarily attributable to volume declines in the subcontract portion of our National Accounts.
Following is a summary of the change in revenues (in millions):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
Reported revenues in 2007	$1,556.3	$4,548.4
Core business organic growth
Increase from average base per unit price change	57.2	184.4
Increase from fuel recovery fees	54.1	113.2
Decrease from net volume change	(64.7)	(192.7)
Net divested revenues and adjustments	13.6	21.9
Decrease in recycling and other	(10.3)	(2.5)

Reported revenues in 2008	$1,606.2	$4,672.7

We analyze our revenue by organic growth, which excludes the effect of net divested revenues and adjustments, and revenue from recycling and other. We generated organic revenue growth of 3.2% and 1.9% during the three months ended September 30, 2008 and 2007, respectively, and 2.4% and 2.6% during the nine months ended September 30, 2008 and 2007, respectively.

Revenue increased $111.3 million or 7.6%, and $297.6 million or 6.9%, respectively, from core business pricing growth, inclusive of fuel recovery fees of $54.1 million or 3.7%, and $113.2 million or 2.6%, respectively, during the three and nine months ended September 30, 2008. Within the collection business, average per unit pricing increased 11.2%, 7.5%, 7.1% and 6.8%, respectively, in the commercial, roll-off, residential and recycling collection lines of business during the third quarter of 2008. For the nine months ended September 30, 2008, average per unit pricing in the commercial, roll-off, residential and recycling collection lines of business increased 10.5%, 6.9%, 5.8% and 6.2%, respectively. Within the disposal line of business, landfill and transfer average per unit pricing increased 6.1% and 3.9%, respectively, and 5.6% and 4.6%, respectively, for the three and nine months ended September 30, 2008. The fuel recovery fee program, implemented in 2005 to mitigate our exposure to increases in fuel prices, generated $54.1 million or 48.6%, and $113.2 million or 38.0%, respectively, of the total price growth in the three and nine months ended September 30, 2008. This fee fluctuates with the price of fuel and, consequently, any increase in fuel prices would result in an increase in our revenue.
Core business volume decreased 4.4% during the third quarter of 2008 and 4.5% during the nine months ended September 30, 2008 compared to the same periods in the prior year as a result of lower volume across all major lines of business. Within the collection business, the commercial, roll-off and residential lines of business experienced volume declines of 3.4%, 8.7% and 4.4%, respectively, and 2.7%, 7.3% and 3.5%, respectively, during the three and nine months ended September 30, 2008. Within the disposal business, landfill and transfer volume decreased 4.4% and 4.2%, respectively, and 4.2% and 8.9%, respectively, during the three and nine months ended September 30, 2008. The volume decreases were primarily attributable to the decline in the home construction business combined with softer demand in other economically-sensitive areas of business.
Our operations are not concentrated in any one geographic region. At September 30, 2008, we operated in 122 markets in 38 states and Puerto Rico. Our regional teams focus on developing local markets in which we can operate a vertically integrated operation and maximize operating efficiency. As a result, we may choose to not operate in a market where our business objectives cannot be met.
In the first quarter of 2008, we realigned our organizational structure and reduced the number of our geographic regions from five to four. Accordingly, we reclassified prior period segment results to reflect our current organizational structure.
The following table shows our revenues by geographic region in total and as a percentage of total revenues.
Revenues by region (1)(in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
East	$420.7	26.2%	$412.2	26.5%	$1,224.9	26.2%	$1,210.4	26.6%
Midwest	385.9	24.0	361.8	23.3	1,098.3	23.5	1,040.7	22.9
South	346.6	21.6	336.3	21.6	1,025.1	21.9	1,001.1	22.0
West	414.1	25.8	404.8	26.0	1,218.8	26.1	1,178.8	25.9
Other(2)	38.9	2.4	41.2	2.6	105.6	2.3	117.4	2.6

Total revenues	$1,606.2	100.0%	$1,556.3	100.0%	$4,672.7	100.0%	$4,548.4	100.0%

(1)	See discussion in Note 12, Segment Reporting, to our consolidated financial statements.

(2)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a regional basis.
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
The following tables provide the components of our costs of operations and as a percentage of revenues (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Labor and related benefits	$268.9	16.7%	$271.3	17.4%	$804.0	17.2%	$809.6	17.8%
Transfer and disposal costs	116.5	7.3	116.0	7.5	344.3	7.4	336.6	7.4
Maintenance and repairs	117.1	7.3	122.8	7.9	349.7	7.5	364.8	8.0
Transportation and subcontractor costs	134.3	8.4	127.7	8.2	385.5	8.3	385.0	8.5
Fuel	111.0	6.9	78.1	5.0	318.5	6.8	221.4	4.9
Disposal and franchise fees and taxes	89.8	5.6	93.4	6.0	265.3	5.7	272.4	6.0
Landfill operating costs	42.8	2.7	42.6	2.7	127.2	2.7	123.1	2.7
Risk management	32.0	2.0	39.8	2.6	93.5	2.0	120.5	2.6
Cost of goods sold	18.4	1.1	21.3	1.4	58.1	1.2	56.2	1.2
Other	55.2	3.4	53.7	3.3	160.2	3.4	163.9	3.6

Total cost of operations	$986.0	61.4%	$966.7	62.0%	$2,906.3	62.2%	$2,853.5	62.7%

Cost of operations increased $19.3 million and $52.8 million, respectively, during the three and nine months ended September 30, 2008 as compared to the same periods in 2007. The increase in both periods was attributable to increases in fuel costs, partially offset by lower risk management and maintenance and repairs expenses. Fuel expenses during 2008 increased due to higher fuel prices, which more than offset the impact of lower consumption volume during the three and nine months ended September 30, 2008. Additionally, transportation and subcontractor costs increased during the third quarter of 2008 primarily due to increased fuel surcharges as a function of fuel price increases. The decrease in risk management expenses for both the three and nine months ended September 30, 2008 was attributable to favorable adjustments of $6.0 million and $20.5 million, respectively, to our risk insurance reserves due to improvements in claim trends resulting from ongoing safety programs and initiatives implemented in recent years. The decrease in maintenance and repairs expense was attributable to realized benefits from a newer fleet coupled with improved maintenance practices.
Fuel costs increased due to higher market rates, partially offset by a decline in consumption volume. When economically practical, we may enter into contracts, or engage in other strategies to mitigate fuel cost market risk. We had no fuel contracts as of September 30, 2008. We expect that our fuel recovery fee will offset a portion of the volatility in fuel costs arising from future market price fluctuations. At September 30, 2008, approximately 57% of our customers participated in the fuel recovery fee program.
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

The following tables provide the components of our selling, general and administrative costs and as a percentage of revenues (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Salaries	$100.9	6.3%	$96.9	6.2%	$297.5	6.4%	$292.1	6.4%
Rent and office costs	9.1	0.6	9.2	0.6	28.2	0.6	29.5	0.6
Professional fees	13.4	0.8	16.1	1.0	37.3	0.8	52.5	1.2
Provision for doubtful accounts	5.2	0.3	6.9	0.4	17.6	0.4	17.7	0.4
Other	27.0	1.7	27.4	1.9	67.1	1.4	88.9	2.0

Total selling, general and administrative expenses	$155.6	9.7%	$156.5	10.1%	$447.7	9.6%	$480.7	10.6%

Selling, general and administrative expenses decreased by $0.9 million or 0.6%, and $33.0 million or 6.9% during the three and nine months ended September 30, 2008 compared to the same periods in 2007. The decrease during the third quarter of 2008 was primarily due to lower professional fees as a result of the absence of consulting fees associated with our pricing and procurement initiatives during third quarter of 2007, partially offset by an increase in salaries due to higher incentive compensation accrual. Selling, general and administrative expenses decreased during the nine months ended September 30, 2008 due to decreases in professional fees and other expenses. Professional fees decreased during the three and nine months ended September 30, 2008 due to higher consulting fees associated with our pricing and procurement initiatives during 2007. Other expenses decreased during 2008 primarily due to a $12.8 million adjustment associated with the favorable resolution of a BFI acquisition related claim in the first quarter of 2008.
Merger related costs. On June 22, 2008, we entered into a definitive merger agreement with Republic. Costs associated with the proposed merger, primarily consisting of financial advisor and legal fees, amounted to $12.5 million and $21.5 million during the three and nine months ended September 30, 2008.
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
The following tables provide the components of our depreciation and amortization and as a percentage of revenues (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Depreciation of fixed assets	$82.1	5.1%	$81.2	5.2%	$245.3	5.2%	$241.3	5.3%
Landfill and other amortization	52.0	3.2	61.5	4.0	166.3	3.6	171.3	3.8

Total depreciation and amortization	$134.1	8.3%	$142.7	9.2%	$411.6	8.8%	$412.6	9.1%

Depreciation and amortization decreased $8.6 million or 6.0%, and $1.0 million or 0.2% during the three and nine months ended September 30, 2008 compared to the same periods in 2007. Depreciation expense related to vehicles and equipment increased primarily due to an increase in capital expenditures in recent years. Landfill amortization expense for the three and nine months ended September 30, 2008 decreased primarily due to lower landfill disposal volumes during the comparable periods in the prior year. The decrease in landfill amortization expense during the nine months ended September 30, 2008 was partially offset by a $7.7 million revision in estimated closure, post-closure costs associated with a closed landfill in the East region during the second quarter of 2008.

(Gain) loss from divestitures and asset impairments. During 2008, we recognized loss from divestitures and asset impairment charges of $23.5 million, primarily consisting of a $5.4 million charge related to a landfill closure in the Midwest region in the second quarter and a $17.8 million charge recorded during the first quarter associated with another landfill closure in the Midwest region, for which we had previously recognized an impairment charge in the third quarter of 2007. During the three and nine months ended September 30, 2007, we recognized loss from divestitures and asset impairment charges of $39.0 million and $40.5 million, respectively. The amounts recognized in 2007 primarily related to a $16.1 million loss associated with the divestiture of certain operations in the South region as well as an impairment charge of $24.5 million associated with a landfill closure in the Midwest region in the third quarter of 2007. This landfill was managed by a third party under a partnership agreement until February 2007 when we assumed operator responsibilities. We have recorded our related capping, closure and post closure accruals at amounts which we believe are adequate based on currently existing information; however, as the closure process continues and additional information becomes known, our estimated costs may change.
Gain or loss relating to divestitures which did not qualify as discontinued operations during the three and nine months ended September 30, 2008 and 2007 was immaterial.
Interest expense and other includes the following components (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2008	2007	2008	2007
Interest expense	$108.7	$120.6	$324.9	$371.3
Interest income	(1.2)	(2.2)	(3.5)	(4.1)
Interest capitalized for development projects	(3.4)	(5.2)	(10.0)	(14.3)
Accretion of debt and amortization of debt issuance costs	4.3	5.0	13.1	15.4
Costs incurred to early extinguish debt	0.4	13.0	0.4	59.2
Interest expense allocated to discontinued operations	—	(0.9)	—	(3.1)

Total interest expense and other	$108.8	$130.3	$324.9	$424.4

Interest expense and other. Interest expense decreased during the three and nine months ended September 30, 2008 as a result of debt repayments and the refinancing of debt at lower interest rates. In connection with the refinancing transactions during 2007, we incurred costs to early extinguish and refinance debt of $13.0 million and $59.2 million relating to premiums paid, write-off of deferred financing and other costs during the three and nine months ended September 30, 2007.
Income tax expense. The effective tax rate for the three and nine months ended September 30, 2008 was 46.2% and 44.7% compared to 44.5% and 42.8% for the same periods in prior year. The increase in the effective rate during both periods was primarily due to non-deductible merger related costs incurred in 2008 as well as the absence of income tax benefits recorded in 2007.
Discontinued operations. During 2007, we divested operations in our South region in the first quarter and in our Midwest region in the third quarter and have reported such divestitures as discontinued operations on our consolidated financial statement for 2007. Results for discontinued operations for the three and nine months ended September 30, 2007 included losses from the sale of these assets of $44.0 million ($39.8 million loss, net of tax) and $32.6 million ($36.0 million loss, net of tax), respectively. These transactions included divested goodwill of $56.5 million and $95.7 million in the three and nine months ended September 30, 2007, respectively. Discontinued operations for the three and nine months ended September 30, 2007 included $0.5 million of pre-tax loss from operations ($0.1 million gain, net of tax) and $3.1 million of pre-tax income ($2.1 million income, net of tax), respectively.
Dividends on preferred stock. Dividends on preferred stock were $0.0 and $9.4 million for the three months ended September 30, 2008 and 2007, respectively, and $6.2 million and $28.1 million for the nine months ended September 30, 2008 and 2007, respectively. Effective March 1, 2008, the outstanding shares of our 6.25% Series D senior mandatory convertible preferred stock (Series D preferred stock) automatically converted into 60.8 million shares and eliminated annual cash dividends of $37.5 million.

Liquidity and Capital Resources
Our capital structure consists of 60% debt and 40% equity at September 30, 2008. The majority of our debt was incurred to acquire solid waste companies between 1990 and 2000. We incurred and assumed over $11 billion of debt to acquire BFI in 1999. Since the acquisition of BFI, we have repaid debt with cash flow from operations, asset sales and the issuance of equity. We intend to continue to use our cash flows after capital expenditures to improve long-term shareholder returns. This could include continued debt repayment, investments in operating assets and strategic assets or other investments in our business. We believe that additional debt repayment should reduce our cost of debt, increase liquidity and provide more flexibility in evaluating the most appropriate use of our cash flows to improve shareholder value.
We have no significant debt maturities until November 2010, except an accounts receivable securitization program that allows us to borrow up to $400 million on a revolving basis under a loan agreement and a 364-day liquidity facility secured by receivables. If we are unable to renew the liquidity facility when it matures on May 29, 2009, we intend to refinance any amounts outstanding with a portion of our 2005 Revolver or with other long-term borrowings. We may continue to seek opportunities to diversify our funding sources and extend our maturities with actions that are economically beneficial. We continue to evaluate the performance of and opportunities to divest operations that do not maximize operating efficiencies or provide an adequate return on invested capital. Capital markets transactions could include issuance of debt with longer maturities, issuance of equity, or a combination of both.
We generally meet operational liquidity needs with operating cash flows. Our liquidity needs are primarily for working capital, capital expenditures for vehicles, containers and landfill development, capping, closure, post-closure and environmental expenditures, debt service costs, cash taxes, and scheduled debt maturities.
When we cannot meet our short-term liquidity needs with operating cash flows, we meet those needs with borrowings under our 2005 Credit Facility. We have a $1.575 billion commitment until 2012 under our 2005 Credit Facility, which we believe is adequate to meet our liquidity needs based on current conditions. At September 30, 2008, we had no borrowings outstanding and $454.7 million in letters of credit drawn on the 2005 Revolver, leaving approximately $1.1 billion of available capacity. Both the $25 million Incremental Revolving Letter of Credit Facility and $480 million Institutional Letter of Credit Facility were fully utilized at September 30, 2008.
Cash flow from operations for the nine months ended September 30, 2008 decreased $203.2 million or 27% when compared with the same period in 2007. The decrease was primarily due to a $196 million payment related to an IRS matter made during the first quarter 2008. Our income from continuing operations increased by $104.3 million when comparing the nine months ended September 30, 2008 with the same period last year. The increase in income from continuing operations has positively affected our cash flows from operations in 2008. This increase was offset by changes in our working capital totaling $88.8 million for the nine months ended September 30, 2008 as compared to 2007 which generally reflects the impacts of the seasonal nature of our business. Our trade receivables balance normally increases during the first three quarters of the year due to the higher revenues. This year we increased our revenues in all primary lines of business except for our transfer and other lines of business. Additionally, certain destructive weather conditions that occurred during the second half of the year increased our revenues in the areas affected as compared with the prior year. Increases in accounts payable and accrued liabilities affecting the working capital were due to timing of payments. Cash flow from operations was also impacted by increases in landfill related expenditures totaling $30.1 million when comparing the current nine month period with the same period in 2007. Increase in current period landfill related expenditures is primarily related to a landfill closure in the Midwest region. See discussion in Note 6, Landfill Accounting.
Cash used for investing activities was $494.8 million during the first nine months ended September 30, 2008, an increase of $87.6 million or 22% compared with 2007. Cash used for capital expenditures remained consistent at $501.0 million in 2008, compared to $496.1 million in 2007. Proceeds from divestitures (net of cash divested) were $0.8 million for the nine months ended

September 30, 2008 compared with $166.2 million in the 2007 period representing a decrease of $165.4 million. Our spending on acquisitions decreased from $75.0 million for the nine months ended September 30, 2007 to $0.6 million for the nine months ended September 30, 2008 or $74.4 million. The decline in proceeds from divestitures and in acquisition spending is due to the fact that there were no material acquisitions or divestitures completed during the nine months ended September 30, 2008.
Cash used for financing activities decreased by approximately $183.3 million or 52% in the first nine months of 2008 as compared to 2007. The decrease was primarily driven by (i) a $64.9 million increase in receipts from restricted trusts; (ii) a $18.7 million decrease in payments of preferred stock cash dividends as a result of the conversion of our Series D preferred stock during the first quarter 2008; (iii) and a decrease in payments of our long term debt net of proceeds from debt issuance of $97.3 million.
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
Approximately $225 million of our variable rate, unsecured tax-exempt bonds are periodically remarketed by a remarketing agent. The holders of the bonds can put them back to the remarketing agent at the end of each interest period. The bonds are backed by letters of credit and to date, the remarketing agents have been able to remarket our variable rate unsecured tax-exempt bonds.
Significant financing events in 2008. In January 2008, we repaid $161.2 million of our 6.375% senior notes at the stated maturity with available cash.
On February 13, 2008, we paid to the IRS $196 million for tax and interest related to the capital loss deductions taken on our 1999 income tax return due to the interest rate being assessed on this matter. We funded this payment with available cash flows and borrowings from our 2005 Revolver. During the fourth quarter of 2008, we expect to pay the IRS and state tax authorities approximately $163 million of tax and interest related to this matter, primarily associated with our 2000 through 2003 income tax returns. These payments do not represent a settlement with respect to the potential tax, interest or penalty related to the outstanding matter nor do they prevent us from contesting the IRS tax adjustment applicable to our 1999 through 2003 taxable years in a federal refund action.
Effective March 1, 2008, each of the outstanding shares of our Series D preferred stock automatically converted into 25.3165 shares of our common stock pursuant to the terms of the certificate of designations governing the Series D preferred stock. This increased our common shares outstanding by approximately 60.8 million shares and eliminated annual cash dividends of $37.5 million.
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

In May 2008, we renewed our $400 million accounts receivable securitization program, which matures in May 2009. In September 2008, we amended the definition of “change of control” in our $400 million accounts receivable securitization facility to allow for the proposed merger with Republic. During 2008, we issued in aggregate approximately $125 million of variable rate, unsecured tax-exempt bonds with stated maturity dates between 2016 and 2024. Proceeds from these tax exempt bonds are utilized to finance qualifying expenditures at our landfills, transfer and hauling facilities.
Contractual Obligations and Commitments
Debt covenants. Our 2005 Credit Facility and the indentures relating to our senior notes contain financial covenants and restrictions on our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. See Note 5, Long-term Debt, to our consolidated financial statements for additional information regarding our primary financial covenants. At September 30, 2008, we were in compliance with all financial and other covenants under our 2005 Credit Facility. We are not subject to any minimum net worth covenants.
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
Prepayments. Under our 2005 Credit Facility, if we generate cash flow in excess of specified levels, we must prepay a portion of our Term Loan borrowings annually (prior to the stated maturity). To make these payments, if required, we may have to use the 2005 Revolver to accommodate cash timing differences. Factors primarily increasing Excess Cash Flow, as defined in the 2005 Credit agreement, could include increases in operating cash flow, lower capital expenditures and working capital requirements, net divestitures or other favorable cash generating activities. In addition, we are required to make prepayments on the 2005 Credit Facility upon completion of certain transactions as defined in the 2005 Credit Agreement, including asset sales and issuances of debt securities. During the third quarter of 2008, we made optional prepayments of $135 million on the 2005 Term Loan. These payments were made with excess cash flow from operations.
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

At September 30, 2008, we had the following financial instruments and collateral in place to secure our financial assurance obligations (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$730.9	$—	$—	$—	$730.9
Surety bonds	742.0	488.2	—	—	1,230.2
Trust deposits	85.3	—	—	—	85.3
Letters of credit (1)	370.1	64.1	233.5	292.0	959.7

Total	$1,928.3	$552.3	$233.5	$292.0	$3,006.1

(1)	These amounts were issued under the 2005 Revolver, the Incremental Revolving Letter of Credit and the Institutional Letter of Credit Facility under our 2005 Credit Facility.
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
Interest Rate Risk Management
We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility. Our policy requires that no less than 70% of our total debt is fixed, either directly or effectively through interest rate swap contracts. At September 30, 2008, approximately 80% of our debt was at fixed rates, all directly.
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
Disclosure Regarding Forward Looking Statements
This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Forward Looking Statements). Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as “may,” “will,” “expect,” “intend,” “believe,” “anticipate,” “estimate,” “should,” “plan,” “potential” or “continue,” and any other words of similar meaning, are Forward-Looking Statements. Forward-Looking Statements, although based on assumptions that we consider reasonable, are subject to risks and uncertainties which could cause actual results, events or conditions to differ materially from those expressed or implied by the Forward-Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Examples of these Forward Looking Statements include, among others, statements regarding:
•	our business and financial plans or strategies, and the projected or anticipated benefits or other consequences of such plans or strategies; and

•	our expectations regarding the proposed merger with Republic.
Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are:
•	the general political and economic conditions in the United States, negative changes in which could (a) make it more difficult for us to predict economic trends, (b) cause a decline in the demand for our services (particularly in the commercial and industrial sectors), (c) cause a decline in the price of commodities sold by us or (d) increase competitive pressure on pricing;

•	the overall competitive nature of the waste management industry, which could cause pressure on pricing and the loss of business;

•	our ability or inability to successfully identify and integrate acquired businesses and any liabilities associated with acquired businesses, which could impact our costs;

•	our ability or inability to implement market development initiatives, pass on increased costs to customers, execute operational improvement plans and divest under-performing assets, and to realize the anticipated benefits of these initiatives;

•	our ability or inability to generate revenue growth and offset the impact of inflation and business growth on our costs through price increases, including the potential impact of price increases on volumes;

•	changes in capital availability or costs, which, among other things, could affect our financial results due to our variable interest rate debt;

•	severe weather conditions, which could impair our financial results by causing increased costs, reduced operational efficiency or disruptions to our operations;

•	our ability to operate our business as we desire, which may be limited by restrictive covenants in our debt agreements, our ability to obtain required permits on a timely basis (or at all), regulatory requirements and other factors;

•	compliance with existing and future legal and regulatory requirements relating to greenhouse emissions, including limitations or bans on disposal of certain types of wastes or on the transportation of waste, which could limit our ability to conduct or grow our business, increase our costs to operate or require additional capital expenditures;

•	changes in site remediation requirements or our estimates of the costs to comply with existing requirements, which could increase our costs, including costs for final capping, closure, post-closure and other remediation obligations;

•	the outcome of existing and any future legal proceedings, including any litigation, audit or investigation brought by or before any governmental body, which could result in increased costs or restrictions on our ability to operate;

•	environmental liabilities in excess of our insurance, if any;

•	increases in the costs in commodity, insurance, oil and fuel prices that make it more expensive to operate our business, including our ability or inability to reduce the impact of any such cost increases through cost reduction initiatives and other methods;

•	workforce factors, including potential increases in our costs if we are required to provide additional funding to any multi-employer pension plan to which we contribute and the negative impact on our operations of union organizing campaigns, work stoppages or labor shortages;

•	the negative effect that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills and waste-to-energy facilities;

•	changes by the Financial Accounting Standards Board or other accounting regulatory bodies to generally accepted accounting principles or policies;

•	acts of war, riots or terrorism, including the events taking place in the Middle East, the current military action in Iraq and the continuing war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the United States; and

•	the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond our control.
Other factors that could materially affect the Forward Looking Statements in this Form 10-Q can be found in our periodic reports filed with the SEC, including risk factors detailed in the section entitiled Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2007 and in this Form 10-Q for the quarter ended September 30, 2008. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the Forward Looking Statements and are cautioned not to place undue reliance on such Forward Looking Statements. The Forward Looking Statements made herein are only made as of the date of this quarterly report on Form 10-Q, and we undertake no obligation to publicly update such Forward Looking Statements to reflect subsequent events or circumstances, except as required by law.
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
Increases or decreases in short-term market rates did not materially impact our cash flows in the third quarter of 2008. At September 30, 2008, we had $1.3 billion of floating rate debt. If interest rates increased or decreased by 100 basis points, annualized interest expense and cash payments for interest would increase or decrease by approximately $13.1 million ($7.3 million after tax). This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings. See Note 5, Long-term Debt, to our consolidated financial statements in this Form 10-Q for additional information regarding how we manage interest rate risk.
Fuel prices. Fuel costs represent a significant operating expense. When economically practical, we may enter into contracts, or engage in other strategies to mitigate market risk. We had no fuel contracts as of September 30, 2008. Where appropriate, we have implemented a fuel recovery fee that is designed to recover our fuel costs. While we charge these fees to a majority of our customers, we are unable to charge such fees to all customers. Consequently, an increase in fuel costs results in (1) an increase in our costs of operations, (2) a smaller increase in our revenues (from the fuel recovery fee) and (3) a decrease in our operating margin percentage, since the increase in revenue is more than offset by the increase in cost. Conversely, a decrease in fuel costs results in (1) a decrease in our costs of operations, (2) a smaller decrease in our revenues and (3) an increase in our operating margin percentage.

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
Commodities prices. We market recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenues from sales of recycled cardboard and newspaper in the third quarters of 2008 and 2007 were approximately $28.4 million and $31.3 million, respectively.
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

Securities –

A consolidated amended class action complaint was filed against us and five of our current and former officers on March 31, 2005 in the U.S. District Court for the District of Arizona, consolidating three lawsuits previously filed on August 9, 2004, August 27, 2004 and September 30, 2004. The amended complaint asserted claims against all defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and claims against the officers under Section 20(a) of the Securities Exchange Act. The complaint alleged that from February 10, 2004 to September 13, 2004, the defendants caused false and misleading statements to be issued in our public filings and public statements regarding our anticipated results for fiscal year 2004. The lawsuit sought an unspecified amount of damages. We filed a motion to dismiss the complaint on May 2, 2005. On December 15, 2005, the U.S. District Court for the District of Arizona granted our motion and dismissed the lawsuit with prejudice. The plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. The appeal was fully briefed and oral argument before the Court of Appeals was held on April 17, 2008. On April 29, 2008, the U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal with prejudice. The due date for plaintiffs to file a petition for a writ of certiorari to the U.S. Supreme Court was July 28, 2008. Plaintiffs did not file a writ of certiorari and the matter is now concluded.

A verified consolidated amended class action complaint was filed on behalf of the securities holders of Republic Services, Inc. (Republic) against us, Republic and certain of Republic’s officers and directors (the Individual Defendants) on September 24, 2008 (the Amended Complaint) in the Court of Chancery in the State of Delaware, consolidating two class action lawsuits previously filed in the Delaware Court of Chancery. We were named as a defendant only in the second of the previously filed lawsuits. The Amended Complaint asserts a claim against the Individual Defendants for breach of their fiduciary duties in connection with the proposed merger of Republic and us, and asserts a claim against us for aiding and abetting the Individual Defendants’ breaches of their fiduciary duties. The Amended Complaint alleges that the proposed merger will result in a material dilution of Republic shareholders’ ownership and holdings, a loss of control over Republic and potentially a loss of Republic’s investment grade rating. The Amended Complaint further alleges as to Republic and the Individual Defendants that: Waste Management, Inc. made superior proposals on July 14 and August 11, 2008 to purchase all of the shares of Republic, which Republic and the Individual Defendants improperly failed to pursue; Republic and the Individual Defendants adopted certain improper defensive measures to thwart a superior proposal, including a stockholders’ rights plan and certain bylaw amendments; and Republic and the Individual Defendants are responsible for issuance of an amended joint proxy statement/prospectus in connection with the proposed merger, which is materially false and misleading. The Complaint alleges as to us that we aided and abetted the Individual Defendants in their breaches of fiduciary duties by actively and knowingly encouraging and participating in the breaches to obtain substantial financial benefits of the merger. Plaintiffs seek to: preliminarily and permanently enjoin defendants from closing the proposed merger; rescind the merger if it is consummated; preliminarily and permanently enjoin enforcement of the defensive measures implemented by Republic; have an order entered directing the Individual Defendants to fully evaluate alternatives to the proposed merger; obtain an accounting for all damages suffered by plaintiffs and the class as a result of defendants’ wrongful conduct; and obtain an award of plaintiffs’ costs, expenses and fees. Plaintiffs have requested that the Court schedule a hearing on a motion for preliminary injunctive relief. The hearing is likely to occur prior to Republic’s and our stockholder meetings to consider the proposed merger to prevent the closing of the merger. We intend to vigorously defend the allegations made against us in the Amended Complaint.

Landfill permitting –

In September 1999, neighboring parties and others filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from a dispute years earlier related largely to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 1.4 million tons at September 30, 2008. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a Texas state trial court in the civil lawsuit issued a judgment, including an injunction that effectively revoked the expansion permit that was granted by the TCEQ in 2001 because it would require us to operate the landfill according to a prior permit granted in 1988 as well as comply with other requirements that the plaintiffs had requested. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001. In the administrative expansion permit proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.

In April 2006, the Texas Court of Appeals ruled on the civil litigation. The Court dissolved the injunction granted in 2003, which would have effectively prevented us from operating the landfill under the expansion permit and potentially required the relocation of over 2 million tons of waste at cost exceeding $50 million, but also required us to pay a damage award of approximately $2 million plus attorney’s fees and interest. On April 27, 2006, all parties filed motions for rehearing, which were denied by the Texas Court of Appeals. Subsequently, all parties filed petitions for review to the Texas Supreme Court. On November 28, 2007, the Texas Supreme Court denied the petitions for review. On October 29, 2007, two petitioners, North Alamo Water Supply Company (North Alamo) and Engelman Irrigation District

(Engelman), filed a motion for re-hearing. On January 11, 2008, the Court denied the petitioners’ motion for re-hearing. We have made payments to Engelman and Hidalgo County and obtained releases of the judgment from those entities. We previously paid North Alamo the damages award due under the judgment. In August 2008, we agreed to pay $325,000 to settle the remaining dispute regarding the amount of the attorney’s fees award owed to North Alamo.

On October 3, 2008, a jury in federal district court in Boston, Massachusetts, returned a verdict in favor of plaintiff and against defendant, Allied Waste, in a breach of contract action. The jury concluded that, between 1997 and 2002, we had failed to deliver as much fiber recyclables as required under a contract and the jury stated that damages were approximately $10.4 million. Under applicable law, prejudgment interest of 12% per year (approximately $10 million through September 30, 2008) will be automatically added to the verdict amount when judgment is entered by the court. We believe that there were erroneous rulings by the court at trial which warrant a new trial or a significant reduction of the damages awarded by the jury, and we intend vigorously to pursue these remedies both in the trial court and, if necessary, on appeal. There can be no assurance, however, that either the post-trial motions or the appeal will be successful. In addition to the claims decided by the jury, several other claims remain to be decided by the judge. One claim yet to be decided is plaintiff’s claim under a Massachusetts law which allows the judge to impose a penalty of up to twice the jury’s verdict plus attorney’s fees if the defendant is found to have engaged in certain types of unfair business practices. We believe that the potential that we will be found liable under this claim or any of the other remaining claims is remote, although there can be no assurance that we will prevail. We have established a reserve in our consolidated balance sheet as of September 30, 2008 which represents our best estimate of the amount that we ultimately expect to incur to resolve this matter.

Environmental –

We have been notified that we are considered a potentially responsible party at a number of sites under CERCLA or other environmental laws. In all cases, such alleged responsibility is due to the actions of companies prior to the time we acquired them. We continually review our status with respect to each site, taking into account the alleged connection to the site and the extent of the contribution to the volume of waste at the site, the available evidence connecting the entity to that site and the number and financial soundness of other potentially responsible parties at the site. The ultimate amounts for environmental liabilities at sites where we may be a potentially responsible party cannot be determined and estimates of such liabilities made by us require assumptions about future events subject to a number of uncertainties, including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our share of potential liabilities is probable and can be reasonably estimated, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in our assessments to date, the recorded liabilities are periodically evaluated as additional information becomes available to ascertain that the accrued liabilities are adequate. We have determined that the recorded liability for environmental matters as of September 30, 2008 of approximately $172.5 million represents the most probable outcome of these contingent matters. We do not expect that adjustments to our estimates for these matters, which may be reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. For more information about our potential environmental liabilities see Note 6, Landfill Accounting, to our consolidated financial statements in Item 1 of this Form 10-Q.

On November 23, 2005, we received a letter from the San Joaquin District Attorney’s Office, Environmental Prosecutions Unit, (the District Attorney) alleging violations of California permit and regulatory requirements relating to Forward, Inc. (Forward), our wholly-owned subsidiary, and the operation of its landfill. The District Attorney is investigating whether Forward may have (i) mixed green waste with food waste as “alternative daily cover”; (ii) exceeded the daily and weekly tonnage intake limits; (iii) allowed a concentration of methane gas well in excess of 5 percent; or (iv) accepted hazardous waste at a landfill which is not authorized to accept hazardous waste. Such conduct allegedly violates provisions of Business and Professions Code sections 17200, et seq., by virtue of violations of Public Resources Code Division 30, Part 4, Chapter 3, Article 1, sections 44004 and 44014(b); California Code of Regulations Title 27, Chapter 3, Subchapter 4, Article 6, sections 20690(11) and 20919.5; and Health and Safety Code sections 25200, 25100, et seq, and 25500, et seq. On December 7, 2006, Forward received a subpoena and interrogatories from the District Attorney and responded to both as of February 15, 2007. On October 1, 2008, the District Attorney served suit against us alleging violations of the California Business and Professional Code sections 17200, et seq. and is seeking monetary sanctions of up to $2,500 per violation and a permanent injunction to obey all applicable laws and regulations. We intend to vigorously defend the allegations.

On July 10, 2008, the State of West Virginia Department of Environmental Protection filed suit against our subsidiary Allied Waste Sycamore Landfill, LLC (Sycamore Landfill) in Putnam County Circuit Court alleging thirty-eight violations of the Solid Waste Management Act, W. Va. Code sec. 22-15-1 et seq, the Water Pollution Control Act, W. Va. Code Sec. 22-11-1 et seq and the Groundwater Protection Act, W. Va. Code sec. 22-12-1 et seq. (collectively the “Applicable Statues”) between January 2007 and August 2007. The State is seeking injunctive relief requiring the Sycamore Landfill to comply with the Applicable Statues as well to eliminate all common law public nuisances, and is seeking monetary sanctions of up to $25,000 per day for each violation. We intend to vigorously defend the allegations.

Tax –

We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 2000 through 2006. Certain matters relating to these audits are discussed below.

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

On January 18, 2001, the IRS designated this type of transaction and other similar transactions as a “potentially abusive tax shelter” under IRS regulations. During 2002, the IRS proposed the disallowance of all of this capital loss. At the time of the disallowance, the primary argument advanced by the IRS for disallowing the capital loss was that the tax basis of the stock of the RMCs received by the BFI operating companies was required to be reduced by the amount of liabilities assumed by the RMCs even though such liabilities were contingent and, therefore, not liabilities recognized for tax purposes. Under the IRS interpretation, there was no capital loss on the sale of the stock since the tax basis of the stock should have approximated the proceeds received. We protested the disallowance to the Appeals Office of the IRS in August 2002.

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

On August 4, 2008, we received from the IRS a Statutory Notice of Deficiency (Notice) related to our utilization of BFI’s capital loss carryforward on our 1999 tax return. As we have previously paid the tax and interest for this year, the Notice relates only to the asserted penalty for 1999. We intend to file a suit for refund of tax and interest for this tax year.

If the capital loss deduction is fully disallowed, we estimate that it would have an impact of approximately $447 million ($376 million net of tax benefit) related to federal taxes, state taxes and interest. This amount has been fully accrued on our consolidated balance sheet. Because of the interest rate assessed on this matter, we have previously paid the IRS and various state tax authorities $239 million ($200 million net of tax benefit), including $196 million paid in the first quarter of 2008, for tax and interest related to the capital loss deductions taken on the 1999 income tax returns. During the fourth quarter of 2008, we expect to pay the IRS and various state tax authorities approximately $163 million ($132 million net of tax benefit) for tax and interest related to capital loss deductions taken on our 2000 – 2003 income tax returns. These payments do not represent a settlement with respect to the potential tax, interest or penalty related to this matter, nor do they prevent us from contesting the IRS tax adjustment applicable to our 1999 — 2003 taxable years in a federal refund action. The remaining impact of the capital loss disallowance, $45 million ($44 million net of tax benefit), will likely be paid in the normal course of future audit cycles for the tax years 2004 and beyond.

Additionally, the IRS and state authorities could ultimately impose penalties and penalty interest for any amount up to approximately $125 million, net of tax benefit, as of September 30, 2008, none of which has been accrued on our consolidated balance sheet.

Exchange of partnership interests. In April 2002, we exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly-owned subsidiaries. In August 2008, the IRS issued a formal notice of proposed adjustment contending that the exchange was a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $156 million plus accrued interest through September 30, 2008 of approximately $45 million ($28 million, net of tax benefit). Also, the IRS has proposed a penalty of 20% of the additional income tax due. The potential tax and interest (but not penalties) of a full adjustment for this matter have been fully reserved on our consolidated balance sheet at September 30, 2008.

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

There can be no assurance that the proposed merger between our company and Republic Services, Inc. will be consummated. The announcement and pendency of the merger, or the failure of the merger to be consummated, could have an adverse effect on our stock price, business, financial condition, results of operations or prospects.

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

If the stockholders of Republic fail to approve the issuance of shares or if the stockholders of Allied fail to adopt the merger agreement, Republic and Allied will not be able to complete the merger. Additionally, if the other closing conditions are not met or waived, the companies will not be able to complete the merger. In addition, on each of July 14, 2008 and August 11, 2008, Waste Management, Inc. made unsolicited offers to acquire Republic. Republic refused to enter into discussions with Waste Management on the basis of those offers. On October 13, 2008, Waste Management announced its withdrawal from the bid for Republic. Although we cannot assure you that Waste Management will not make a further offer or that any such offer will not result in the termination of our merger agreement with Republic, we expect the merger with Republic to be completed in the fourth quarter of 2008.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None.

(b)	Not applicable.

(c)	Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the third quarter of 2008. All of these purchases reflect shares withheld upon vesting of restricted stock, to satisfy statutory minimum tax withholding obligations.

Period:	Total Number of Shares Purchased	Average Price Paid Per Share
July 2008	16,502	$11.61
August 2008	—	—
September 2008	1,226	11.71

Total	17,728	11.62

We presently have no publicly announced repurchase plan or program, but intend to continue to satisfy minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

2.1	Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 31, 2008 by and among Allied Waste Industries, Inc., Republic Services, Inc. and RS Merger Wedge, Inc. Exhibit 2.1 to Allied’s Current Report on Form 8-K filed August 6, 2008 is incorporated herein by reference.

10.1*	First Amendment to the Second Amended and Restated Credit and Security Agreement, dated as of September 19, 2008, among Allied Receivables Funding Incorporated as borrower, Allied Waste North America, Inc. as servicer, Atlantic Asset Securitization LLC, as a lender and Calyon New York Branch, as lender group agent.

10.2*	Seventeenth Amendment to Receivables Sale Agreement, dated as of September 19, 2008, among Allied Waste North America, Inc, as originators and Allied Receivables Funding Incorporated as buyer.

31.1*	Section 302 Certification of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer.

31.2*	Section 302 Certification of Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C.§1350 of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

*	Filed herewith

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

Date: October 29, 2008